Form 10-Q
period 1996-03-31
MERIS LABORATORIES INC
filed 1996-05-15
CIK 875620

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-19360


                            MERIS LABORATORIES, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    California                                                77-0274078
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


         2890 Zanker Road, San Jose, California                  95134
- - --------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)


         408-434-9200
- - --------------------------------------------------------------------------------
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

The number of shares outstanding of the issuer's common stock is 7,994,018 shares as of May 10, 1996.

                                      INDEX
                            MERIS LABORATORIES, INC.




PART I    FINANCIAL INFORMATION                                       PAGE NO.

Item 1 Condensed Consolidated Financial Statements (Unaudited, except for the Condensed Consolidated Balance Sheet at December 31, 1995):

               Condensed Consolidated Balance Sheets
               at March 31, 1996 and December 31, 1995 .................. 3

               Condensed Consolidated Statements of Operations for
               the Three Months Ended March 31, 1996 and 1995 ........... 4

               Condensed Consolidated Statements of Cash Flows for
               the Three Months Ended March 31, 1996 and 1995 ........... 5

               Notes to Condensed Consolidated Financial Statements ..... 6

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..................................... 10


PART II   OTHER INFORMATION

Item 1    Legal Proceedings ............................................. 18

Item 3    Defaults Upon Senior Securities.................................24

Item 6    Exhibits and Reports on Form 8-K .............................. 24


SIGNATURES .............................................................. 25

Item 1.

                            MERIS LABORATORIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                               Mar.31,   Dec.31,
                                                                1996      1995
                                                             --------  --------
                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ............................... $    551  $  1,490
   Restricted cash .........................................    1,964     1,585
   Accounts receivable, net ................................   10,846    11,270
   Income tax refund receivable ............................      384       384
   Supplies inventory ......................................      696       749
   Prepaid expenses and other current assets ...............      550       548
                                                             --------  --------
     Total current assets ..................................   14,991    16,026
Property and equipment, net ................................    1,948     2,283
Intangible and other assets, net ...........................   24,733    25,165
                                                             --------  --------
       Total assets ........................................ $ 41,672  $ 43,474
                                                             ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank borrowings ......................................... $  7,750  $  7,657
   Current portion of long-term obligations ................      528       544
   Accounts payable ........................................    3,653     3,767
   Accrued expenses ........................................    2,892     3,115
   Note payable to Former Executive ........................    1,526     1,526
   Accrued litigation and investigation charges ............    3,571     3,940
                                                             --------  --------
     Total current liabilities .............................   19,920    20,549
                                                             --------  --------
Convertible subordinated debt ..............................   10,848    10,824
Long-term obligations, less current portion ................      352       469
                                                             --------  --------
Commitments and contingencies (Note 7) .....................     --        --

Shareholders' equity:
   Common stock ............................................   37,145    37,136
   Additional paid-in capital ..............................      826       826
   Accumulated deficit .....................................  (27,419)  (26,330)
                                                             --------  --------
     Total shareholders' equity ............................   10,552    11,632
                                                             --------  --------
       Total liabilities and shareholders' equity .......... $ 41,672  $ 43,474
                                                             ========  ========


     See accompanying notes to condensed consolidated financial statements.



                            MERIS LABORATORIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                           Three Months
                                                              Ended
                                                             March 31,
                                                 -----------------------------
                                                      1996              1995
                                                 -----------      ------------
                                                          (Unaudited)
Net revenues                                         $ 9,897           $12,431
                                                 -----------      ------------
Cost of services:
   Salaries, wages and benefits                        3,049             3,261
   Supplies                                            1,382             1,243
   Depreciation and amortization                         914             1,175
   Other cost of services                              1,813             1,985
                                                 -----------      ------------
     Total cost of services                            7,158             7,664
                                                 -----------      ------------
Selling, general and administrative expenses           2,660             2,795
Provision for doubtful accounts                          611               804
Litigation and investigation charges                       -               300
                                                 -----------      ------------
Operating income (loss)                                 (532)              868
Interest expense                                        (581)             (503)
Interest and other income, net                            24                 6
                                                 -----------      ------------
Income (loss) before provision for income taxes       (1,089)              371
Provision for income taxes                                 -                36
                                                 -----------      ------------
Net income (loss)                                    $(1,089)          $   335
                                                 ===========      ============
Net income (loss) per share                          $  (.14)          $   .04
                                                 ===========      ============
Weighted average shares outstanding                    7,989             8,004
                                                 ===========      ============










     See accompanying notes to condensed consolidated financial statements.


                            MERIS LABORATORIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                         Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                           1996       1995
                                                        ----------  ---------
                                                              (Unaudited)

Net cash used in operating activities                       $(704)    $ (118)
                                                        ----------  ---------
Cash flows from investing activities:
   Cash expenditure for customer lists
     and other assets related to acquisitions                (153)      (432)
   Purchase of property and equipment                         (51)       (50)
                                                        ----------  ---------
         Net cash used in investing activities               (204)      (482)
                                                        ----------  ---------
Cash flows from financing activities:
   Issuance of common stock for option exercises                9        102
   Proceeds from bank borrowings, net of payments              93          -
   Payment of distribution payable to related parties           -       (267)
   Payments on long-term obligations                         (133)      (157)
                                                        ----------  ---------
         Net cash used in financing activities                (31)      (322)
                                                        ----------  ---------
Net decrease in cash and cash equivalents                    (939)      (922)
Cash and cash equivalents at beginning of period            1,490      3,115
                                                        ----------  ---------
Cash and cash equivalents at end of period                  $ 551     $2,193
                                                        ==========  =========
















     See accompanying notes to condensed consolidated financial statements.

                            MERIS LABORATORIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

     The accompanying condensed consolidated balance sheet of Meris Laboratories, Inc. (the "Company") at March 31, 1996 and the condensed consolidated statements of operations and of cash flows for the three months ended March 31, 1996 and 1995, are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the interim information. The data disclosed in these notes to condensed consolidated financial statements for these periods are unaudited.

NOTE 2 - NET INCOME (LOSS) PER SHARE:

     Net income (loss) per share is computed using the weighted average common shares, and common stock equivalents when dilutive. Common stock equivalents consist of the Company's common stock issuable upon exercise of stock options (using the treasury stock method, except when anti-dilutive). The Debentures were not considered in the calculation of loss per share because their effect is anti-dilutive.

NOTE 3 - RESTRICTED CASH:

     During 1994, in accordance with the terms of the unsecured convertible senior subordinated debentures, the Company purchased a certificate of deposit in the amount of $1,585,000 representing the amount to satisfy the Company's obligations owing to a former executive ("the Former Executive") pursuant to a promissory note dated October 28, 1992. Since the Company believes the Former Executive is indebted to the Company in an amount in excess of the amount of the final payment in the promissory note, the Company has offered to continue to hold the balance in a separate account pending the outcome of the litigation. On February 21, 1996, the Company deposited $379,000 (150% of the amount of the $253,000 judgement as required by the court rules) to an account with a bank to perfect its appeal in connection with a wrongful termination suit. See Part II. Other Information - Item 1. Legal Proceedings.

NOTE 4 - LINE OF CREDIT:

     On November 14, 1994, the Company obtained a $6.0 million accounts receivable line of credit (the "Line of Credit") with a bank. In April 1995, the Company entered into a one-year agreement to increase the Line of Credit from $6.0 million to the lesser of $10.0 million or the borrowing base calculated based upon eligible accounts receivable. On July 27, 1995, the Company entered into a loan modification agreement in which the bank agreed to issue letters of credit in an aggregate amount not to exceed (i) the lesser of the total Line of Credit or the qualifying borrowing base minus (ii) any amounts outstanding under the Line of Credit, provided that the amount of outstanding letters of credit should not in any case exceed $2.0 million.

                            MERIS LABORATORIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     On December 8, 1995, the Company obtained a revision of certain covenants consisting of a minimum quick ratio, a minimum tangible net worth, a maximum senior liabilities to annualized earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, and a restricted amount of loss for the fiscal year end of 1995. Borrowings under the Line of Credit are secured by substantially all of the Company's assets. The interest rate may decrease or increase based upon the Company's quarterly operating results. As of March 31, 1996, the Company's outstanding borrowings under the Line of Credit was $7.8 million which was substantially in excess of its available Line of Credit. Additionally, the Company was in default of all the financial covenants under the Line of Credit. The Line of Credit expired on April 20, 1996 and has not been renewed. The Company is in the process of negotiating a forbearance with the bank. There can be no assurance that the Company will be able to cure the defaults or be successful in obtaining a forbearance. The bank may at any time exercise its remedies under the terms of the Line of Credit. Failure to obtain a forbearance or a revised or replacement line of credit will have a material adverse effect on the Company. Interest on borrowings under the Line of Credit is charged at the bank's prime rate plus 3% (11.25% as of March 31, 1996).

     In the event the Company is unable to cure the defaults under the Line of Credit and the bank exercises its remedies thereunder, other financing will have to be secured in order for the Company to continue its operations. There can be no assurance that such other financing will be available, or if available, will be on terms acceptable to the Company.

NOTE 5 - CONVERTIBLE SUBORDINATED DEBT:

     On November 14 and December 5, 1994, the Company completed a private placement consisting of the sale of $11,000,000 of unsecured convertible senior subordinated debentures (the "Debentures"). The Debentures carry a 10% interest rate and require interest to be paid monthly. In addition, the Debentures mature three years from the date of issue and are convertible sixty days from the date of issuance, at the option of the holders, into 3,055,555 shares of the Company's common stock at a conversion price based on certain antidilution provisions in the Debenture Agreement (the "Debenture Agreement"). The Board of Directors have reserved an aggregate of 3,055,555 shares of the Company's common stock for issuance upon conversion of the Debentures, provided that the number of shares reserved for issuance may be subject to change in the event of any further adjustment in the conversion price of the Debentures.

     If the Debentures are repaid at maturity and have not been converted into common stock, the Company is required to issue warrants to purchase shares of common stock equal to the number of shares into which the Debentures outstanding would have been converted into upon maturity. The warrants would be exercisable immediately, generally expire four years following the maturity date and have an exercise price equal to the conversion price at maturity.

                            MERIS LABORATORIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Subject to the prior payment of certain senior indebtedness, the Company may call the Debentures at any time. However, if the Debentures are called within 30 months of the date of issue, or if the Company's common stock trades below 200% of the conversion price for 20 days within a period of 30 consecutive trading days immediately prior to the Company giving notice to call the Debentures, the Company must issue warrants to purchase shares of common stock equal to the number of shares into which the Debentures outstanding could have been converted. The warrants would be exercisable immediately, expire on November 1, 1999 and have an exercise price equal to the conversion price in effect on the date of the call. The Company ascribed a value of $280,000 to the warrants issuable upon the payment of the Debentures at maturity. The value ascribed to the warrants was computed based upon an estimated spread between the cost of funds associated with the Company's senior and subordinated borrowings, recognizing the overall higher level of risk assumed by the Debenture holders. This amount was recorded as a debt discount and is reflected as an offset to the proceeds from the sale of the Debentures and is being amortized as interest expense over three years.

     Upon a change of control of the Company, the Debenture holders have a right to "put" the Debentures back to the Company at a price that will achieve a 30% internal rate of return, including interest. To the extent any warrants have been issued as a result of previous calls, the warrant holders may "put" all or part of the warrants to the Company at a price that will result in a 30% internal rate of return, including interest. However, in either instance, the premium shall not exceed 150% of the original principal amount of the Debentures.

     The Debentures also require that certain criteria be met, including a minimum earnings before income taxes to interest expense ratio, limitations on minimum consolidated net worth and maximum senior indebtedness, limitations on payment of other indebtedness junior to the Debentures, limitations on merging or selling all, or substantially all, of the property or business of the Company and a restriction on the repurchase of the Company's common stock. At December 31, 1995 and March 31, 1996, the Company was in default of the minimum consolidated net worth covenant for which the Company has obtained a waiver effective through January 1, 1997 from the Debenture holders. As of March 31, 1996, the Company's outstanding borrowings under the Line of Credit was $7.8 million which was substantially in excess of its available Line of Credit. Additionally, the Company was in default of all the financial covenants under the Line of Credit. The Line of Credit expired on April 20, 1996 and has not been renewed. The Company is in the process of negotiating a forbearance with the bank. There can be no assurance that the Company will be able to cure the defaults or be successful in obtaining a forbearance. The bank may at any time exercise its remedies under the terms of the Line of Credit. In addition, if the Company is unable to successfully negotiate a forbearance or a revised or replacement line of credit, certain provisions of the Debenture Agreement could become effective including provisions with respect to future payments to Debenture holders and reductions to the conversion price.

     As long as an original investor or certain transferee holds any Debentures, any warrants issued in connection therewith or any shares of common stock issued on conversion of the Debentures, the Company will have, as a member of its Board of Directors, a director designed by such holders. The Debenture Agreement provides for certain registration rights with respect to the Debentures, the warrants issuable in connection therewith and the common stock issuable upon the conversion of the Debentures. The Debenture Agreement also requires the Company to place in escrow all remaining amounts due to the Former Executive of the Company under a promissory note issued to him. Such amount has been recorded as restricted cash at March 31, 1996. See Note 3 and Part II. Other Information -
Item 1. Legal Proceedings.

NOTE 6 - LITIGATION AND INVESTIGATION CHARGES:

     On May 6, 1994, the Company was subpoenaed to furnish certain documents to the Department of Health and Human Services ("HHS") with respect to the Company's Medicare and Medicaid billing practices. On July 18, 1994, the Company was subpoenaed to furnish certain documents to the Department of Defense with respect to the Company's Civilian Health and Medical Program of Uniformed Services ("CHAMPUS") billing practices. The Company believes these matters relate to the investigations of such practices being conducted with respect to other laboratories. On August 28, 1995, the Company was notified that a Qui Tam action had been filed by two former employees under the False Claims Act. The Company believes the Qui Tam action and billing investigations are related. The Company has produced the original documents subpoenaed by the government agencies and is in continuous discussions with representatives of the U. S. Department of Justice and HHS regarding the investigations. The Company believes the investigations relate to billing certain panels and profiles, adding tests to recognized panels and profiles, billing for tests deemed not to be medically necessary, improper coding, billing for tests not performed, double billing and other alleged improper practices. During the fourth quarter of 1995, as a result of correspondence and discussions with government agencies relating to certain issues under investigation, the Company recorded a charge of approximately $2,000,000. As a consequence of the Company's review of the reimbursements it has received from Medicare with respect to chemistry panels and certain questions raised during the investigation, the Company determined that Medicare overpaid the Company approximately $960,000 with respect to matters that were not the subject of the original investigations. This amount was charged against net revenues for the three months ended September 30, 1995. The Company repaid $350,000 of this amount in 1995 and is repaying the remaining balance in monthly installments of $50,000 commencing January 2, 1996.

NOTE 7 - CONTINGENCIES & LITIGATION AND INVESTIGATION CHARGES:

     The Company is involved in various other lawsuits which are described in detail under Part II. Other Information - Item 1. Legal Proceedings.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

     The Company's net revenues are based on amounts billed or billable for services rendered, net of price adjustments made with third-party payors by contract or otherwise. The Company bills patients directly according to its patient fee schedules. Third-party payors such as insurance companies, Medicare and Medicaid (Medi-Cal in California) generally reimburse the Company at their own fee schedules for testing requested by physician-clients. These third-party fee schedules represent a reduction from the Company's patient fee schedules. Some physician-clients who prefer to bill patients themselves are billed according to the Company's client fee schedule which also may represent a reduction from the patient fee schedule.

     The Company's principal objective is to be a leading provider of high-quality, low-cost clinical laboratory testing services in California. To achieve this objective, the Company has focused its efforts on (i) continuing implementation of technological improvements in its San Jose laboratory, which the Company hopes will further reduce operating costs per test and enhance levels of service, and (ii) increasing its volume of testing (accessions) through the acquisition of laboratories and customer lists as well as through internal growth. The Company incurred a substantial loss in each of its last three fiscal years. Increases in net revenues and/or reductions in operating costs are necessary for the Company to achieve profitability. The Company believes that its recent technological improvements have increased laboratory capacity, thereby enhancing the Company's ability to take advantage of economies of scale if testing volume increases. However, to realize further economies of scale, the Company must experience growth in testing volume through acquisitions and/or internal growth. The Company's growth through acquisitions has been impeded as a result of difficulties in securing acquisition financing. There can be no assurance that the Company will experience any increase in testing volume sufficient to take advantage of additional economies of scale. In addition, the Company believes that net revenues per test from customer lists acquired in the future, if any, will be lower than the Company's historical net revenues per test.

     Given the increasing importance of managed care and other cost containment arrangements in the health care industry in California, the Company must strategically pursue laboratory service contracts with managed care providers such as health maintenance organizations. The Company anticipates that an increasing portion of its business will be attributable to these contracts. Such contracts typically provide for payment on the basis of capitated fees rather than fees for actual tests performed. Such contracts result in lower net revenues per test, however, the Company believes that these contracts also result in identifiable referrals on a fee-for-service basis from the clients participating in the managed care contracts, thereby improving the overall performance of the arrangements. During the first quarter of 1996, managed care arrangements represented approximately 4.0% of net revenues and 21.7% of total accessions as compared to the year ended December 31, 1995 when such arrangements represented approximately 5.3% of net revenues and 22.3% of total accessions.

     The Company's business mix has changed with a shift away from patient billing and fee-for-service. An increasing percentage of the Company's business is expected to be in managed care contracts and with third party payors where reimbursements are less than at patient prices resulting in an increasing portion of the Company's business being subject to contractual discounts. In addition, third party payor reimbursement rates have and will continue to decrease. As of March 31, 1996, four of the HMOs previously contracted with the Company chose to utilize other laboratory service providers. While the Company believes the net revenues associated with these contracts are not material, the Company believes it will face increasing competition with respect to obtaining and retaining managed care contracts. To the extent that reimbursement rates continue to decrease, contractual discounts continue to increase and utilization under managed care arrangements increases (or the identifiable fee-for-service revenues decrease), net revenues per test and profitability will be adversely impacted. If these trends continue, and the Company fails to meet its objectives of implementing technological improvements and increasing the volume of accessions sufficient to take advantage of economies of scale as stated above, management believes the viability of the Company would be adversely impacted.

     As of March 31, 1996, the Company's outstanding borrowings under the Line of Credit was $7.8 million which was substantially in excess of its available Line of Credit. Additionally, the Company was in default of all the financial covenants under the Line of Credit. The Line of Credit expired on April 20, 1996 and has not been renewed. The Company is in the process of negotiating a forbearance with the bank. There can be no assurance that the Company will be able to cure the defaults or be successful in obtaining such forbearance. The bank may at any time exercise it remedies under the terms of the Line of Credit (see Note 4 of Notes to Condensed Consolidated Financial Statement, Liquidity and Capital Resources, and Part II. Other Information - Item 3. Defaults Upon Senior Securities).

     The Company's sales force includes full-time sales and marketing staff charged with obtaining new clients including those who participate in the managed care market and also includes a group of field service representatives who have primary responsibility for maintaining relationships with existing customers. The Company has selectively increased staffing levels to attain its sales and marketing objectives. The full benefit, if any, of each increase will not be realized until the second quarter of 1996. There can be no assurance that net revenues will increase or that any increase in net revenues will have an overall positive impact on the Company's results of operations.

     The Company's net revenues and results of operations are impacted in large part by statutes and regulations governing Medicare and Medi-Cal and the reimbursement policies of insurance companies and other third-party payors. Pursuant to the Stark Bill, which became effective in early 1992, as amended by the Omnibus Budget and Reconciliation Act of 1993, clinical laboratories are generally prohibited from billing the Medicare program or, effective as of January 1, 1995, Medi-Cal programs or the patient or any other payor, for testing performed for Medicare or Medi-Cal patients when the physician ordering the test (or a relative of such physician) has an investment interest or compensation arrangement with the laboratory. Legislation was also enacted in California which made it unlawful, as of January 1, 1995, for a physician to refer a patient or specimen to a clinical laboratory in which the physician has an ownership interest or from which the physician receives compensation, regardless of the source of payment for such testing. Although it is difficult to quantify, the Company believes these statutes and regulations have resulted in less referrals to the Company.

Acquisition Program

     A major element of the Company's business strategy has been to acquire clinical laboratories and customer lists. Future acquisitions and retention of existing business are necessary to achieve growth in net revenues, attain profitability in the future and to leverage the Company's technological improvements. However, as a result of difficulties in securing adequate financing and other impediments resulting from the litigation and investigations (see Part II. Other Information - Item 1. Legal Proceedings), the Company's acquisition program has been impeded. Furthermore, the supply of potential acquisition candidates could be adversely affected by changes in the regulatory environment in which the Company operates.


Statement of Operations Data

The following represents selected Statement of Operations data as a percentage of net revenues:

                                                      Three Months Ended
                                                          March 31,
                                                  --------------------------
                                                     1996            1995
                                                  ----------      ----------
                                                          (Unaudited)
  Net revenues                                        100.0%          100.0%
                                                  ----------      ----------
  Cost of services:
        Salaries, wages and benefits                   30.8%           26.2%
        Supplies                                       14.0%           10.0%
        Depreciation and amortization                   9.2%            9.4%
        Other cost of services                         18.3%           16.0%
                                                  ----------      ----------
               Total cost of services                  72.3%           61.6%
                                                  ----------      ----------
  Selling, general and administrative expenses         26.9%           22.5%
  Provision for doubtful accounts                       6.1%            6.5%
  Litigation and investigation charges                     -            2.4%
                                                  ----------      ----------
  Operating income (loss)                              (5.3%)           7.0%
  Interest expense                                     (5.9%)          (4.0%)
  Interest and other income, net                        0.2%               -
                                                  ----------      ----------
  Income (loss) before provision for income taxes     (11.0%)           3.0%
  Provision for income taxes                               -             .3%
                                                  ----------      ----------
  Net income (loss)                                   (11.0%)           2.7%
                                                  ==========      ==========

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

Net Revenues. Net revenues decreased 20.4% to $9.90 million for the three months ended March 31, 1996 from $12.43 million for the same period in 1995. During the third quarter of 1995, the Company recorded a charge against net revenues of approximately $960,000, of which approximately $296,000 was associated with overpayments recorded from Medicare during the first quarter of 1995. The decrease in net revenues reflects a 7.6% decrease in testing volume coupled with the trend toward increased contractual discounts, including a reduction in the Medicare reimbursement rate in 1996 of approximately 4%, and increased discounts associated with a shift to more contract payors, resulting in a 11.7% decrease in net revenues per accession (including the effect of the Medicare overpayment described above).

Cost of Services. Total cost of services decreased 6.6% to $7.16 million for the three months ended March 31, 1996 from $7.66 million for the same period in 1995. The net decrease in cost of services reflects an increase in supplies expense offset by a decrease in salaries, wages and benefits, depreciation and amortization and other costs of services. As a percent of net revenues, cost of services increased to 72.3% for the three months ended March 31, 1996 from 61.6% for the same period during 1995. This increase is attributable to lower testing volume to absorb fixed and semi-fixed operating costs.

Salaries wages and benefits and other costs of services decreased as a result of cost containment programs put in place during the latter part of 1995 and early 1996 which resulted in a 3% reduction in the number of employees as well as a reduction in reference laboratory fees, courier costs and operating expenses for PSCs and STAT laboratories. Supplies expense, primarily for reagents and testing consumables, increased primarily due to the Company bringing in-house approximately 16 tests during 1995. This increase is offset by a reduction in reference laboratory fees (included in other cost of services). Depreciation expense decreased as a result of the full depreciation of certain fixed assets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 4.8% to $2.66 million for the three months ended March 31, 1996 from $2.80 million for the same period in 1995. The decrease is primarily a result of decreased labor costs resulting from a reduction in the number of employees and decreased commission expense due to less revenue.

Provision for Doubtful Accounts. The provision for doubtful accounts decreased 24.0% to $611,000 for the three months ended March 31, 1996 from $804,000 for the same period in 1995. The decrease in the provision for doubtful accounts is largely attributable to a decrease in revenues subject to such provision. Since the latter part of December 1995, management has made a concerted effort to ultimately reduce its investment in accounts receivable and increase cash flow by attempting to identify and correct accounts with inaccurate billing information. This slow and tedious process has initially resulted in the resubmission of certain accounts to third party payors for payment and obtaining more accurate data for patient and client accounts. Thus, there has been a corresponding decrease in the allowance provision for such accounts. As a percentage of net revenues, provision for doubtful accounts remained relatively the same at 6.1% and 6.5% for the quarter ended March 31, 1996 and 1995, respectively.

Litigation and Investigation Charges. On April 26, 1995, the jury in the case involving the wrongful termination suit (see Part II - Other Information - Item
1. Legal Proceedings - Wrongful Termination Suit) between the Company and a former medical director (the "former employee") returned an award in favor of the former employee of approximately $300,000 which the Company recorded as a litigation and investigation charge during the three months ended March 31, 1995.

Interest Expense. Interest expense increased 15.5% to $581,000 for the three months ended March 31, 1996 from $503,000 for the same period in 1995. The increase is primarily the result of increased borrowings coupled with higher interest rates.


Income Taxes

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The effective income tax rate for the three months ended March 31, 1995 was lower than the federal statutory rate due primarily from less than full benefit from operating losses due to limited carryback opportunities and non-recognition of loss carryforwards due to uncertainty regarding realization.


Variability of Quarterly Results

     In the past, the Company's net revenues and results of operations have fluctuated from quarter to quarter, and the Company anticipates that such fluctuations will continue in the future. Variations in payor mix, reimbursement and contractual discount rates, employee and client turnover, available capacity, and the frequency, timing and size of recent and future acquisitions, if any, contribute to the quarterly variability of net revenues and operating results. Furthermore, the impact on the Company's results of operations from acquisition to acquisition may vary depending upon factors including, but not limited to, the acquired client mix and the related reimbursement rates. There can be no assurance that the Company will be able to expand further in the California market or to complete additional acquisitions.

     Costs of continuing litigation and management participation in ongoing litigation and investigations are significant and have had, and may continue to have, a material adverse effect on the quarterly variability of the Company's operations. The Company's operations also experience seasonal trends that the Company believes affect all clinical laboratory companies. In addition, regulatory changes, reimbursement policies of governmental agencies, insurance companies and other third-party payors, and actions by the Company or its competitors, may cause fluctuations in, and adversely affect, the Company's net revenues and results of operations. Managed care contracts are generally executed for periods of at least one year. The execution of new, or the loss of existing, managed care contracts could also result in significant fluctuations in the Company's operations.


Liquidity and Capital Resources

     Net cash used in operating activities totaled $704,000 for the three months ended March 31, 1996.

     Capital expenditures during the three months ended March 31, 1996 totaled $204,000. Of the total, the Company paid an aggregate of approximately $153,000 with respect to payments made on customer lists acquired prior to January 1, 1996. In addition, the Company purchased approximately $51,000 of computer and laboratory equipment.

     The Company is currently involved in a number of lawsuits including two derivative suits, one class action suit, litigation involving its former Chairman, President, and Chief Executive Officer (the "Former Executive") and other matters. Certain of the Company's billing practices are under investigation by the U.S. Department of Health and Human Services, the Department of Defense and the Department of Justice. These investigations relate to practices of laboratories in the billing of groups of tests (i.e., panels and profiles) and billing tests that have been added to recognized panels and profiles, billing for tests deemed not to be medically necessary, billing for tests not performed, double billing and other matters. In connection with these matters, in 1995 the Company accrued $2.0 million in addition to the $250,000 previously accrued. In connection with these investigations and the Company's review of its Medicare reimbursements, the Company identified certain Medicare overpayments aggregating approximately $960,000 with respect to matters that were not the subject of the original investigation. The Company paid Medicare $350,000 on December 18, 1995, and is repaying the remaining balance of the overpayment in monthly installments of $50,000 commencing January 2, 1996. Costs of continuing litigation and management participation in ongoing litigation and investigations are significant and have had a material adverse effect on the Company's operations, both financially and with respect to diversion of management's attention from operations of the Company. An unfavorable outcome in any of these lawsuits or investigations would have a material adverse effect on the Company's results of operations, have caused the Company to be in default of its covenants relating to the Line of Credit and the Debenture Agreements (see discussion regarding forbearance and waiver, respectively, below), and could prohibit the Company from securing sufficient capital to conduct its ongoing operations. The ultimate outcome of these litigation matters and investigations is uncertain.

     In October 1992, the Company and the Former Executive entered into an agreement (the "Settlement Agreement") for the purpose of resolving certain disputes between them. The Settlement Agreement is further described in Part II. Other Information - Item 1. Legal Proceedings. The Company paid cash in the amount of $9.0 million for the repurchase of all of the Company's common stock held by the Former Executive. Additionally, the Company issued a three-year secured promissory note (the "Promissory Note") in the principal amount of $4.4 million which require installment payments on April 15, 1993 and October 1993, 1994 and 1995, of which $1.41 and $1.47 million in principal were paid during 1993 and 1994, respectively.

     On August 11, 1994, the Superior Court of the State of California for the County of Santa Clara entered an order in relation to the Brown action (see Part
II. Other Information - Item 1. Legal Proceedings) directing the Company to, within 10 days, (i) deposit with a bank escrow, to be held in trust, the balance of approximately $3.17 million (including $1.47 million in principal paid in 1994 as described above) owing to the Former Executive under the Promissory Note and (ii) indemnify the Former Executive for legal fees and expenses incurred in the amount of approximately $364,000, and to continue to indemnify him for legal fees and expenses, as he contends is required by and subject to the provisions of the Settlement Agreement. The decision was appealed. To perfect the appeal, the Company deposited with the Superior Court the sum of $546,000 as security for the payment of the legal fees portion of the order. In connection with and using the proceeds from a bank line of credit, the Company paid the October 28, 1994 installment under the Promissory Note and deposited in an account with a bank the remaining principal and interest balance of $1,585,000 provided for thereunder as restricted cash available to satisfy future payment obligations and may be required to be paid under the Promissory Note. Since the Company believes the Former Executive is indebted to the Company in an amount in excess of the amount of the final payment on the Promissory Note, and the Company, as well as the plaintiffs in the Mills and Brown actions, are seeking rescission of the Settlement Agreement (see Part II. Other Information - Item 1. Legal Proceedings), in lieu of making the final payment under the Promissory Note, the Company has offered to continue to hold the balance in a separate account pending the outcome of the litigation. On September 26, 1995, the appellate court entered an order reversing the lower court's decision and sustaining the Company's position. On December 26, 1995, the sum deposited as security for the appeal of $546,000 was returned to the Company. The court has also held that the deposit made by the Company of $1,585,000 with the bank satisfies the earlier injunction insofar as it relates to the Promissory Note payment.

     In April 1995, the jury in a wrongful termination suit brought by a former employee (see Part II. Other Information - Item 1. Legal Proceedings) returned awards against the Company and in favor of such former employee in an amount aggregating $300,000. Subsequently, the judge consolidated certain of the awards and entered judgment for $253,000. Both parties have appealed. Unless modified or set aside on appeal, the judgement will be satisfied from existing cash resources. Approximately $300,000 has been accrued for this matter at March 31, 1996.

     On July 27, 1995, the Company entered into an amendment of its Line of Credit agreement in which the bank agreed to issue letters of credit in an aggregate amount not to exceed (i) the lesser of the total Line of Credit or the qualifying borrowing base minus (ii) any amounts outstanding under the Line of Credit, provided that the amount of outstanding letters of credit should not in any case exceed $2.0 million. The Line of Credit agreement contained certain financial covenants including a minimum quick ratio, a maximum debt to net worth ratio, a minimum tangible net worth and profitability on a monthly basis. As of September 30, 1995, the Company was in default of the quarterly profitability covenant as well as certain other ratio covenants under the Line of Credit. In addition, the failure by the Company to make the final payment on a Promissory Note (see Part II. Other Information - Item 1. Legal Proceedings) is a default under the Line of Credit. The Company obtained a waiver from the bank of all defaults. In conjunction with obtaining such waiver, on December 8, 1995, the covenants were amended to require a minimum quick ratio, minimum tangible net worth, maximum loss for the year ended December 31, 1995, and a maximum senior liabilities to earnings before interest expense, income taxes, depreciation and amortization (EBITDA) ratio. As of December 31, 1995, the Company was in default of all financial covenants under the Line of Credit and unsecured senior subordinated Debentures. The Company obtained a waiver of such default from the holders of the Debentures effective through January 1, 1997. The Company has also obtained a waiver of such default from the bank as of December 31, 1995. At March 31, 1996, the Company's outstanding borrowings under the Line of Credit was $7.8 million which was substantially in excess of its available Line of Credit. Additionally, the Company was in default of all the financial covenants under the Line of Credit. The Line of Credit expired on April 20, 1996 and has not been renewed. The Company is in the process of negotiating a forbearance with the bank. There can be no assurance that the Company will be able to cure the defaults or be successful in obtaining a forbearance. The bank may at any time exercise its remedies under the terms of the Line of Credit. In the event that the bank exercises remedies available to it, other financing will have to be secured in order for the Company to continue its operations. There can be no assurance that such other financing will be available or, if available, will be on terms acceptable to the Company (see Part II. Other Information - Item 3. Defaults Upon Senior Securities). Interest on the bank borrowings under the Line of Credit is charged at the bank's prime rate plus 3% (11.25% as of March 31, 1996).

     The Company currently has no material commitments for capital expenditures. The Company anticipates making expenditures to improve its financial and billing systems and facilities in the foreseeable future. As financing and opportunities become available, the Company also plans to continue increasing testing volume through its acquisition program (see Acquisition Program). The Company believes that in addition to internal sales efforts, acquisitions will continue to be necessary to achieve growth in net revenues and achieve operating income in the future. There can be no assurance, however, that the Company will be successful in implementing improvements to its financial and billing systems and facilities, or that, if implemented, would have a positive impact on the Company's results of operations. There can also be no assurance that the Company will effect any future acquisitions, or if effected, will have a positive impact on the Company's results of operations.

     As of March 31, 1996, the Company had $551,000 in cash and cash equivalents, $1.96 million in restricted cash and $7.75 million of current borrowings under the Line of Credit that expired on April 20, 1996. Management believes that cash generated from operations, together with existing cash balances, may not be sufficient to satisfy the Company's cash requirements for the foreseeable future. The Company's cash position will be adversely impacted by an unfavorable outcome of any of the other existing litigation and/or billing investigations. The Company may have to seek additional financing from outside sources to remain viable. There can be no assurance that any such amounts may be obtained at terms acceptable to the Company.

     The Management's Discussion and Analysis of Financial Condition and Results of Operations section above and other sections of this Quarterly Report on Form 10-Q may contain certain forward-looking statements that involve risks and
uncertainties.    Potential   risks   and   uncertainties   relating   to   such
forward-looking statements and the Company in general include, without limitation, the risk that the Company will be unable to cure the defaults under the Line of Credit and that the bank will exercise its remedies thereunder, the Company's inability to generate cash from operations or to secure additional financing from outside sources sufficient to satisfy the Company's cash requirements in the foreseeable future, continued competitive pressures for clients and acquisition targets, continued decrease in reimbursement rates and increased promulgation of government regulation which negatively impact the Company's results of operations. Furthermore, there can be no assurance that the Company's recent technological improvements will decrease costs, or that there will be an increase in the number of accessions performed sufficient to take advantage of any economies of scale or increased capacity, or that the Company will return to profitability. These risks and other risks are discussed in more detail in the Company's Securities and Exchange Act filings.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.


Settlement Agreement with Former Executive

     On October 28, 1992, the Company entered into an agreement (the "Settlement Agreement") with its former Chairman, President and Chief Executive Officer (the "Former Executive") for the purpose of resolving certain disputes between the Former Executive and the Company. The agreement provided for the Former Executive's resignation from the Company's Board of Directors and the Company's purchase of all of the Former Executive's 1,176,440 shares of common stock of the Company. The Settlement Agreement also provided that for a ten-year period, the Former Executive will refrain from competing with the Company in certain areas or from taking certain actions, such as the purchase of any voting securities of the Company, to influence the Company's management. The Settlement Agreement also contains mutual general releases among the Former Executive, the Company and certain of the Company's officers and directors. The purchase of the Former Executive's shares and the effectiveness of the other terms of the Agreement were conditioned upon the closing price of the Company's common stock (as quoted on the Nasdaq National Market System) reaching at least $7-5/8 per share, which occurred on November 2, 1992. The transaction closed on November 3, 1992. Of the total consideration, the Company allocated $10,315,908 to the repurchase of common stock based upon an evaluation by an independent third party. A total of $2,984,000 was initially allocated to the covenant not-to-compete. During the fourth quarter of 1993, the Company wrote off the unamortized balance of the intangible asset relating to the Settlement Agreement.

     Pursuant to the Settlement Agreement, the Company paid the Former Executive cash in the amount of $9,000,000 and issued the three-year secured Promissory
Note in the principal amount of $4,400,000 bearing interest at a rate of 3.85% per year. The Promissory Note requires installment payments on April 15, 1993 and on October 28, 1993, 1994 and 1995. On August 11, 1994, the Company was directed by a court order to deposit with a bank escrow, to be held in trust, the outstanding balance under the Promissory Note. See discussion of the Brown action below for additional information with respect to the final payment under the Promissory Note.

     In consideration of the non-competition agreement, the Company also agreed to make certain additional payments to the Former Executive (the "Contingent Payments") computed by a formula based upon the trading price of the Company's common stock on certain future dates, or on the sale of all or substantially all of the Company's assets or a merger, consolidation or other transaction in which more than 50% of the Company's voting stock is transferred, upon the consideration per share paid in such transaction. The maximum amount the Former Executive could have received pursuant to the Contingent Payments provision was $4,700,000. Under the Settlement Agreement, the Company's obligation to make Contingent Payments expired on October 28, 1995. No Contingent Payments were made and the Company believes none were payable, however, the Contingent Payments are part of the Former Executive's cross-complaint in the Brown action (see below).

     The Settlement Agreement is the subject of the derivative suits discussed below and of the cross complaints filed therein. The plaintiffs in such derivative suits are seeking rescission of the Settlement Agreement as does the Company as an alternative remedy in its cross complaint against the Former Executive for damages in the Brown action. In addition, the Former Executive is seeking payment of the amount of the Contingent Payments in his cross complaint filed in the Brown action.

Wrongful Termination Suit

     On August 27, 1992, a former employee of the Company filed suit against the Company in the Superior Court of Santa Clara County, California, alleging breach of contract, wrongful constructive termination in violation of public policy and defamation. The case was tried and, in April 1995, the jury returned awards aggregating $300,000 against the Company and in favor of the former employee. Subsequently, the judge consolidated certain of the awards and entered judgment for $253,000. The plaintiff and the Company have appealed the judgement. As of December 31, 1995, the Company perfected its appeal through a $379,000 surety bond (150% of the amount of the $253,000 judgement as required by the court rules). The Company accrued approximately $300,000 at December 31, 1995 in connection with this matter. On February 21, 1996, the Company deposited in an account with a bank $379,000 provided for thereunder as restricted cash.

Derivative Suits

     On September 14, 1992, four shareholders filed a lawsuit in the Superior Court of the County of San Mateo, California, seeking to pursue various claims on a derivative basis (the "Mills action"). The suit has been transferred to the Superior Court of Santa Clara County, California. It is now in its Third Amended Complaint, and two of the original plaintiffs have withdrawn. The defendants are the Company and certain current and former directors of the Company, including the Former Executive. The Third Amended Complaint alleges various breaches of fiduciary duty by the Company's directors and seeks a declaration that the Settlement Agreement is invalid, a constructive trust for commissions paid under an agreement between the Company and Harmet Associates, an injunction prohibiting the Company in any securities offering from coupling the offering to the survival, as directors, of members of its Board of Directors (the "Board"), the reformation of the Board, an investigation by independent Board members of the Company's quality assurance procedures, compensatory and exemplary damages in an unspecified amount, an order requiring all damages to be placed in a trust fund for the benefit of the Company's shareholders so long as any defendant remains an officer or director of the Company, and compensation to the plaintiffs and attorneys fees in unspecified amounts. The Company believes that the Third Amended Complaint is without merit and is defending the lawsuit. Answers have been filed by all defendants.

     In May 1994, a cross-complaint was filed in the Mills action by the Former Executive which named certain current and former directors, officers and employees as cross-defendants. The cross-complaint seeks indemnity for the claims made against the Former Executive in the Third Amended Complaint referred to above, and for legal fees and expenses allegedly incurred in defending such claims. The defendants believe such claims to be without merit and are defending the cross-complaint. An answer has been filed on behalf of the defendants.

     On July 1, 1993, a demand was made on the Board to pursue the allegations contained in a derivative lawsuit filed in the Superior Court of the State of California for the County of Santa Clara against the Company and certain of its current and former directors including the Former Executive (the "Brown action"). On July 12, 1993, the Board appointed a special committee (the
"Special Committee") comprised of outside directors to investigate the allegations and to evaluate whether the Company should pursue the lawsuit. On September 30, 1993, the Special Committee determined that the allegations in the Complaint were unfounded, that the claims alleged thereon lack merit, and that it is not in the best interest of the Company for the litigation to proceed, either in the name of the plaintiffs derivatively on behalf of the Company or through the substitution of the Company as plaintiff. On that basis, the Special Committee determined that the Company should take appropriate steps to seek dismissal of the action. The Company and the individual defendants moved for summary judgment dismissing the action. The motion was denied. The Company's attempt for writ review by an appellate court of the order denying summary judgment was also denied.

     The Brown action is now in its Second Amended Complaint. The defendants are the Company, certain current and former directors of the Company, including the Former Executive, the Company's independent accountants and a principal of such accounting firm. The Second Amended Complaint alleges certain breaches of fiduciary duty by the Company's directors, negligence, conspiracy, breach of contract and negligent misrepresentation and seeks an order that the Settlement Agreement be rescinded and the Former Executive to return all money received under the Settlement Agreement to the Company, compensatory damages against certain defendants in the amount of $35,000,000, exemplary damages in an unspecified amount against the same defendants, an order requiring all damages be placed in trust for the benefit of the Company's shareholders so long as any defendant remains an officer or director of the Company, a declaration that the individual defendants did not act in good faith and are not entitled to indemnification, an injunction prohibiting the Company from indemnifying individual defendants and compensation to the plaintiffs and attorneys fees in unspecified amounts. The Company believes that the Second Amended Complaint is without merit and is defending the lawsuit. Answers have been filed by all defendants.

     On October 29, 1993, the Former Executive filed an answer and a cross-complaint in the Brown action naming as cross-defendants the Company and certain of its present and former officers, directors and employees. The cross-complaint has subsequently been amended and has added the Company's independent accountants, another director and another former employee of the Company as additional cross-defendants. As amended, the cross-complaint seeks indemnification for expenses allegedly incurred by the Former Executive in connection with various legal proceedings and for such future damages as may be incurred by the Former Executive, compensatory and other damages for defamation allegedly committed by the Company and one of its officers, compensatory and other damages and injunctive relief for various unfair business practices alleged to have been committed by the defendants, damages for breach of contract, breach of the implied covenant of good faith and fair dealing, conspiracy and intentional interference with contract, the gravamen of which is that the cross-defendants deprived the Former Executive of his potential stock appreciation rights (i.e. the Contingent Payments) under the Settlement

Agreement by allegedly operating the Company in such a way as to decrease the value of the Company's common stock and damages for violation of and conspiracy to violate the Racketeer Influenced and Corrupt Organization Act ("RICO"). All damage claims are for unspecified amounts to be determined by the proof or the Court. RICO damages are requested to be trebled. The Company is defending the cross-complaint. Its demurrer to the RICO claim was sustained with leave to amend and an amendment has been filed which the Company is reviewing.

     On August 11, 1994, the Superior Court of the State of California for the County of Santa Clara entered an order in relation to the Brown action directing the Company to, within 10 days, (i) deposit with a bank escrow, to be held in trust, the balance of approximately $3.17 million (to be paid to the Former Executive in two installments of $1,585,000 each on October 28, 1994 and 1995) under the Promissory Note and (ii) indemnify the Former Executive for legal fees and expenses allegedly incurred in the amount of approximately $364,000, and to continue to indemnify him for legal fees and expenses, as he contends is required by and subject to the provisions of the Settlement Agreement. In connection with and using the proceeds from a bank line of credit and the private placement of convertible subordinated debentures, the Company paid the October 28, 1994 installment under the Promissory Note and deposited in an account with a bank the remaining principal and interest balance of $1,585,000 provided for thereunder as restricted cash available to satisfy future payment obligations as may be required to be paid under the Promissory Note. Since the Company believes the Former Executive is indebted to the Company in an amount in excess of the amount of the final payment on the Promissory Note, and the Company, as well as the plaintiffs in the Mills and Brown actions, are seeking rescission of the Settlement Agreement, in lieu of making the final note payment, the Company continues to hold the balance in a separate account pending the outcome of the litigation. The Company appealed the indemnification for legal fees and expense portion of the decision, and, on September 26, 1995, the appellate court entered an order reversing the lower court's decision and sustaining the Company's position. On December 26, 1995, pursuant to court order, the sum deposited as security for the appeal of $546,000 was returned to the Company.

Company's Claim Against Former Officer and Others

     On October 6, 1993, the Company filed in the United States District Court for the Northern District of California, a complaint against the Former Executive and certain other defendants, including certain of the plaintiffs in the Mills and Brown actions. The Court granted defendants' motion to dismiss various portions of the complaint, and, on May 25, 1994, at the Company's request, dismissed the action without prejudice. On June 10, 1994, the Company filed a similar suit as a cross-complaint in the Brown action against the Former Executive and certain of the defendants in the Federal action. The Company's cross-complaint is in its second amendment as the result of the defendants' successful demurrer to certain causes of action alleged by the Company, including those based on violation of, and conspiracy to violate, RICO and civil conspiracy. The Company's most recently filed cross-complaint alleges violation of, and conspiracy to violate, RICO, breach of contract, promissory fraud, constructive fraud, defamation, conspiracy, breach of fiduciary duty, abuse of process, interference with contract, and interference with prospective economic advantage. It seeks compensatory and punitive damages, trebling of certain damages, indemnification, rescission of the Settlement Agreement, rescission of a consulting agreement between the Company and another former employee and defendant and certain injunctive relief. The cross-defendants again demurred and the Court sustained the demurrer, without leave to amend, with respect to the RICO claims and certain of the Company's conspiracy claims. As the cross-complaint now stands, the Company's damage claims are for unspecified amounts to be determined according to the proof, however, the Company seeks damages for the breach of contract, promissory fraud and constructive fraud claims against the Former Executive in excess of $60,000,000, damages for an interference with contract and prospective economic advantage claim in excess of $190,000,000, damages in its second interference with prospective economic advantage claim in excess of $250,000,000 and damages for its defamation claim in excess of $250,000,000.


SEC Investigation

     Commencing in July 1993 the Company became involved in an investigation by the Commission relating to certain accounting, public reporting and other matters. As a result of this investigation, in August 1994, the Company elected to make certain revisions in its 1992 and 1993 financial statements. On September 26, 1994, pursuant to settlement offers by the Company and two of its officers, in which neither it nor they admitted or denied any wrongdoing, the Commission issued an order (the "Order") finding that the Company had violated certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules thereunder and that the two officers, by virtue of their positions in the Company and consequent responsibility for certain matters underlying the investigation, were a cause of certain of the Company's violations. The Order contained no finding that the Company or any of its officers or directors or employees, including the two officers, knowingly or intentionally committed any violations of laws, and the Commission imposed no fines or penalties on the Company or any individuals. The settlement was entered into without any admission or denial of wrongdoing. The Company believes that the Order resolves the Commission's investigation; however, there is no assurance that the Company will not be subject to further investigations or litigation related to this matter (see Class Action Suit below).

Class Action Suit

     On February 23, 1995, two shareholders of the Company owning an alleged aggregate of 3,161 shares of the Company's common stock filed a suit in the United States District Court for the Northern District of California. The suit seeks to proceed as a class action suit and purports to be based on the Order issued by the Commission on September 26, 1994. The Company, certain current and former officers and directors and certain of its investment bankers, attorneys and independent accountants were named defendants. The complaint alleges violations of Federal and state securities laws and seeks monetary damages in an unspecified amount and equitable relief based on alleged misrepresentations contained in a registration statement and a prospectus filed with the Commission and alleged fraudulent acts and practices of the defendants. A motion to dismiss the complaint was filed by the defendants. Motions to dismiss the complaint have been granted with respect to certain claims, granted with leave to amend with respect to other claims and denied with respect to the scienter based securities laws claims against the Company and two of its officers. Plaintiffs have filed an amended complaint against the Company, four of its former and current officers and its independent accountants. A motion to dismiss the amended complaint with respect to the independent accountant has been granted, and a motion to dismiss with respect to other defendants was denied. The Company believes the amended complaint is without merit. A demurrer has been filed and the Company is defending the law suit.

Investigations of Billing Practices; Qui Tam

     On May 6, 1994, the Company was subpoenaed to furnish certain documents to the Department of Health and Human Services ("HHS") with respect to the Company's Medicare and Medicaid billing practices. On July 18, 1994, the Company was subpoenaed to furnish certain documents to the Department of Defense with respect to the Company's Civilian Health and Medical Program of Uniformed Services ("CHAMPUS") billing practices. The Company believes these matters relate to the investigations of such practices being conducted with respect to other laboratories. On August 28, 1995, the Company was notified that a Qui Tam action had been filed by two former employees under the False Claims Act. The Company believes the Qui Tam action and billing investigations are related. The Company has produced the original documents subpoenaed by the government agencies and engaged in continuous discussions with representatives of the U. S. Department of Justice and HHS regarding the investigations. The Company believes the investigations relate to billing certain panels and profiles, adding tests to recognized panels and profiles, billing for tests deemed not to be medically necessary, improper coding, billing for tests not performed, double billing and other alleged improper practices. During the fourth quarter of 1995, as a result of correspondence and discussions with government agencies relating to certain issues under investigation, the Company recorded a charge of approximately $2,000,000. As a consequence of the Company's review of the reimbursements it has received from Medicare with respect to chemistry panels and certain questions raised during the investigation, the Company determined that Medicare overpaid the Company approximately $960,000 with respect to matters that were not the subject of the original investigations. This amount was charged against net revenues for the three months ended September 30, 1995. The Company repaid $350,000 of this amount during 1995 and is repaying the remaining balance in monthly installments of $50,000 commencing January 2, 1996.

Other Suits

     Members of the Company's current management are defendants in certain legal actions, including the actions described above, that have been brought by former employees and shareholders of the Company. These actions are believed to be without merit and are being defended with the Company's assistance. Additionally, the Company is involved in various other lawsuits and legal matters in the ordinary course of business. It is the opinion of management that the ultimate resolution of these lawsuits and legal matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Loss Accruals

     At March 31, 1996, management was unable to estimate the losses, if any, the Company may incur as a result of any adverse outcome in connection with Mills and Brown actions or the class action suit. While legal fees and other costs associated with the Mills and Brown actions and the class action suit are significant and will continue to adversely affect the Company and its operations and involve significant commitments of management attention, the Company does not believe it has any material liability in these matters. The Mills and Brown actions are derivative in nature and seek to cause the Company to pursue monetary damages from present and former directors of the Company and the rescission of the Settlement Agreement. Relief against the Company is primarily of a non-monetary nature only, such as reformation of the Company Board of Directors and denial of indemnification to the director defendants. Accordingly, in these matters the Company's monetary exposure is limited to attorneys fees and any amounts awarded the shareholder plaintiffs as compensation. The cross-complaint filed by the Former Executive in the Brown action seeks compensatory damages against certain defendants in the amount of $35 million, exemplary damages in an unspecified amount against the same defendants and the class action suit seeks monetary damages in an unspecified amount. Any adverse outcome of the claims in the class action suit and in the Brown cross complaint would adversely affect the Company's operations and viability.


Item 3.   Defaults Upon Senior Securities

     As of March 31,1996, the Company's outstanding borrowings under the Line of Credit was $7.8 million which was substantially in excess of its available Line of Credit. Additionally, the Company was in default of all the financial covenants under the Line of Credit. The Line of Credit expired on April 20, 1996 and has not been renewed. The Company is in the process of negotiating a forbearance with the bank. There can be no assurance that the Company will be able to cure the defaults or be successful in obtaining a forbearance. The bank may at any time exercise its remedies under the terms of the Line of Credit. In addition, if the Company is unable to successfully negotiate a forbearance or a revised or replacement line of credit, certain provisions of the Debenture Agreement could become effective including provisions with respect to future payments to Debenture holders and reductions to the conversion price.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

               Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MERIS LABORATORIES, INC.


May 14, 1996                          By:    /s/ Thurman Jordan
                                          --------------------------------------
                                          Thurman Jordan
                                          Senior Vice President - Finance
                                          (Duly authorized Officer and Principal
                                          Financial and Accounting Officer)