Form 10-Q
period 1996-06-30
MERIS LABORATORIES INC
filed 1996-08-16
CIK 875620

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                               FORM 10-Q
(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-19360


                     MERIS LABORATORIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   California                                      77-0274078
- --------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)


      2890 Zanker Road, San Jose, California                  95134
- --------------------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)


      408-434-9200
- --------------------------------------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

     The number of shares outstanding of the issuer's common stock is 8,010,535 shares as of August 9, 1996.

                                      INDEX
                            MERIS LABORATORIES, INC.



                                                                         PAGE
PART I.    FINANCIAL INFORMATION                                          NO.

Item 1. Financial Statements (Unaudited, except for the Condensed Consolidated Balance Sheet at December 31, 1995):

           Condensed Consolidated Balance Sheets
           at June 30, 1996 and December 31, 1995........................  3

           Condensed Consolidated Statements of Operations for the
           Three and Six Month Periods ended June 30, 1996 and 1995......  4

           Condensed Consolidated Statements of Cash Flows for the Six
           Month Periods ended June 30, 1996 and 1995....................  5

           Notes to Condensed Consolidated Financial Statements..........  6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... 11


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings............................................. 23

Item 3.    Defaults Upon Senior Securities............................... 29

Item 4.    Submission of Matters to a Vote of Securities Holders......... 30

Item 6.    Exhibits and Reports on Form 8-K.............................. 31


SIGNATURES .............................................................. 32

Item 1.

                            MERIS LABORATORIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                              June 30,   Dec.31,
                                                                1996      1995
                                                             --------- ---------
                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ............................... $     33  $  1,490
   Restricted cash .........................................    1,964     1,585
   Accounts receivable, net ................................    8,576    11,270
   Income tax refund receivable ............................      384       384
   Supplies inventory ......................................      641       749
   Prepaid expenses and other current assets ...............      657       548
                                                             --------  --------
     Total current assets ..................................   12,255    16,026
Property and equipment, net ................................    1,807     2,283
Intangible and other assets, net ...........................   23,957    25,165
                                                             --------  --------
       Total assets ........................................ $ 38,019  $ 43,474
                                                             ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank borrowings ......................................... $  7,650  $  7,657
   Current portion of long-term obligations ................      551       544
   Accounts payable ........................................    4,544     3,767
   Accrued expenses ........................................    3,166     3,115
   Note payable to Former Executive ........................    1,526     1,526
   Accrued litigation and investigation charges ............    3,780     3,940
                                                             --------  --------
     Total current liabilities .............................   21,217    20,549
                                                             --------  --------
Convertible subordinated debt ..............................   10,871    10,824
Long-term obligations, less current portion ................      245       469
                                                             --------  --------
Commitments and contingencies (Notes 7 and 8) ..............     --        --
                                                             --------  --------
Shareholders' equity:
   Common stock ............................................   37,157    37,136
   Additional paid-in capital ..............................      826       826
   Accumulated deficit .....................................  (32,297)  (26,330)
                                                             --------  --------
     Total shareholders' equity ............................    5,686    11,632
                                                             --------  --------
       Total liabilities and shareholders' equity .......... $ 38,019  $ 43,474
                                                             ========  ========

     See accompanying notes to condensed consolidated financial statements



                            MERIS LABORATORIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                        Three Months            Six Months
                                           Ended                   Ended
                                          June 30,                June 30,
                                    ---------------------  ---------------------
                                       1996        1995       1996       1995
                                    ----------  ---------  ---------  ----------
                                                    (Unaudited)

Net revenues                         $ 9,487     $ 9,956    $19,384    $22,387
                                    ----------  ---------  ---------  ----------
Cost of services:
  Salaries, wages and benefits         3,077       3,376      6,126      6,637
  Supplies                             1,384       1,240      2,766      2,483
  Depreciation and amortization          838       1,180      1,752      2,355
  Other cost of services               1,837       2,050      3,650      4,035
                                     ---------  ---------  ---------  ----------
     Total costs of services           7,136       7,846     14,294     15,510
Selling, general and
  administrative expenses              2,909       3,114      5,569      5,909
Provision for doubtful accounts        2,963       1,770      3,574      2,574
Litigation and investigation charges     250         400        250        700
Write-down of intangible assets          550          -         550         -
                                     ---------  ---------  ---------  ----------
Operating loss                        (4,321)     (3,174)    (4,853)    (2,306)
Interest expense                        (579)       (502)    (1,160)    (1,005)
Interest and other income, net            22          15         46         21
                                     ---------  ---------  ---------  ----------
Loss before income taxes              (4,878)     (3,661)    (5,967)    (3,290)
Provision for income taxes                -           -          -          36
                                     ---------  ---------  ---------  ----------
Net loss                             $(4,878)   $ (3,661)  $ (5,967)  $ (3,326)
                                     =========  =========  =========  ==========
Net loss per share                   $ (0.61)   $  (0.46)  $  (0.75)  $  (0.42)
                                     =========  =========  =========  ==========
Weighted average shares outstanding    7,994       7,950      7,992      7,935
                                     =========  =========  =========  ==========


     See accompanying notes to condensed consolidated financial statements


                            MERIS LABORATORIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                           Six Months Ended
                                                               June 30,
                                                        ---------------------
                                                           1996       1995
                                                        ----------  ---------
                                                              (Unaudited)

Net cash used in operating activities                       $(750)    $ (885)
                                                        ----------  ---------
Cash flows from investing activities:
   Cash expenditure for customer lists
     and other assets related to acquisitions                (344)      (677)
   Purchase of property and equipment,net                    (103)      (231)
                                                        ----------  ---------
     Net cash used in investing activities                   (447)      (908)
                                                        ----------  ---------
Cash flows from financing activities:
   Issuance of common stock for option exercises               21        132
   Proceeds from bank borrowings, net of payments              (7)     1,500
   Payments on long-term obligations                         (274)      (347)
   Payment of distribution payable to related parties           -       (267)
                                                        ----------  ---------
     Net cash provided by (used in) financing activities     (260)     1,018
                                                        ----------  ---------
Net decrease in cash and cash equivalents                  (1,457)      (775)
Cash and cash equivalents at beginning of period            1,490      3,115
                                                        ----------  ---------
Cash and cash equivalents at end of period                  $  33     $2,340
                                                        ==========  =========









      See accompanying notes to condensed consolidated financial statements

                            MERIS LABORATORIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying condensed consolidated balance sheet of Meris Laboratories, Inc. (the "Company") at June 30, 1996 and the condensed consolidated statements of operations and of cash flows for the three and six months ended June 30, 1996 and 1995, are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the interim information. The data disclosed in these notes to condensed consolidated financial statements for these periods are unaudited. The condensed consolidated financial statements for the periods ended June 30, 1996 have been prepared assuming that the Company will continue as a going concern. Management recognizes that the Company will have to improve its operating results and generate additional cash from operations. The Company continues its efforts to find way to increase revenues and decrease costs.

NOTE 2 - NET LOSS PER SHARE:

     Net loss per share is computed using the weighted average common shares and common stock equivalents when dilutive. Common stock equivalents consist of the Company's common stock issuable upon exercise of stock options (using the treasury stock method, except when antidilutive). The convertible subordinated debentures were not considered in the calculation of net loss per share because their effect is antidilutive.

NOTE 3 - ACQUISITIONS:

     In May 1996, the Company completed one acquisition in northern California, with annualized revenues of approximately $500,000 for a total cash payment of $5,000. The above acquisition includes future contingency payments subject to attainment of certain collection and operating criteria.

     The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the respective assets acquired based on their estimated fair market value at the date of acquisition. The results of operations of the acquisition are included in those of the Company commencing from the acquisition date.

NOTE 4 - RESTRICTED CASH:

     During 1994, in accordance with the terms of the unsecured convertible senior subordinated debentures, the Company purchased a certificate of deposit in the amount of $1,585,000 representing the full amount to satisfy the Company's obligations owing to a former executive (the "Former Executive") pursuant to and in connection with a promissory note dated October 28, 1992 (see
Note 6).  Since the Company  believes  the Former  Executive  is indebted to the

                            MERIS LABORATORIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Company in an amount in excess of the amount of the final payment in the promissory note, the Company continues to hold the balance in a separate account pending the outcome of the litigation. On February 21, 1996, the Company deposited $379,000 (150% of the amount of the $253,000 judgement as required by the court) to an account with a bank to perfect its appeal in connection with a wrongful termination suit. See Part II. Other Information - Item 1. Legal Proceedings.

NOTE 5 - LINE OF CREDIT:

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

     On December 8, 1995, the Company  obtained a revision of certain  covenants consisting of a minimum quick ratio, a minimum tangible net worth, a maximum senior liabilities to annualized earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, and a restricted amount of loss for the fiscal year end of 1995. Borrowings under the Line of Credit are secured by substantially all of the Company's assets. The interest rate may decrease or increase based upon the Company's quarterly operating results. As of June 30, 1996, the Company's outstanding borrowings under the Line of Credit were $7.7 million. Such amount was substantially in excess of its available Line of Credit. Additionally, the Company was in default of all the financial covenants under the Line of Credit. The Line of Credit expired on April 20, 1996 and has not been renewed. On June 4, 1996, the Company entered into an amendment to the Line of Credit agreement (the "Amended Agreement"). Subject to the terms of the Amended Agreement and in accordance with the terms of the debenture agreement (the "Debenture Agreement") (see Note 6), the Company is prohibited from making any further payments of accrued interest or principal on account of the convertible subordinated debt. The Amended Agreement further states that the bank will forbear from exercising its remedies under the Line of Credit agreement until August 15, 1996, notwithstanding the Company's existing defaults. On August 14, 1996, the Company entered into a forbearance agreement with the bank which includes an extension of the current forbearance period to September 15, 1996. Upon termination of the forbearance period, the bank may, without notice to the Company, exercise any available remedies under the Line of Credit and forbearance agreements. There can be no assurance that subsequent to September 15, 1996, the Company will be successful in obtaining an additional forbearance agreement. Failure to obtain the additional forbearance or a revised

                            MERIS LABORATORIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

or replacement line of credit will have a material adverse effect on the Company. Interest on borrowings under the Line of Credit is charged at the bank's prime rate plus 3% (11.25% as of June 30, 1996).

NOTE 6 - CONVERTIBLE SUBORDINATED DEBT:

     On November 14 and December 5, 1994, the Company completed a private placement consisting of the sale of $11,000,000 of unsecured convertible senior subordinated debentures (the "Debentures"). The Debentures carry a 10% interest rate and require interest to be paid monthly. In addition, the Debentures mature three years from the date of issue and are convertible sixty days from the date of issuance, at the option of the holders, into 3,125,000 shares of the Company's common stock at a conversion price based on certain antidilution provisions in the Debenture Agreement. The Board of Directors have reserved an aggregate of 3,125,000 shares of the Company's common stock for issuance upon conversion of the Debentures, provided that the number of shares reserved for issuance may be subject to change in the event of any further adjustment in the conversion price of the Debentures.

     If the Debentures are repaid at maturity and have not been converted into common stock, the Company is required to issue warrants to purchase shares of common stock equal to the number of shares into which the Debentures outstanding would have been converted upon maturity. The warrants would be exercisable immediately, generally expire four years following the maturity date and have an exercise price equal to the conversion price at maturity.

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

                            MERIS LABORATORIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

part of the warrants to the Company at a price that will result in a 30% internal rate of return, including interest. However, in either instance, the premium shall not exceed 150% of the original principal amount of the Debentures.

     The Debentures also require that certain criteria be met, including a minimum earnings before income taxes to interest expense ratio, limitations on minimum consolidated net worth and maximum senior indebtedness, limitations on payment of other indebtedness junior to the Debentures, limitations on merging or selling all, or substantially all, of the property or business of the Company and a restriction on the repurchase of the Company's common stock. At December 31, 1995, the Company was in default of the minimum consolidated net worth covenant for which the Company obtained a waiver of the default effective through January 1, 1997 from the Debenture holders provided the Company's minimum consolidated net worth remained greater than $9 million. As of June 30, 1996, the Company was in default of the amended minimum consolidated net worth criteria. The Company is attempting to obtain a waiver of such default from the Debenture holders. If the Company is unable to obtain a waiver of default, the Debenture holders have the option, in addition to other remedies available to them, to declare all Debentures to be due and payable together with interest accrued thereon. Should the Debenture holders exercise such option, the convertible subordinated debt will then be classified as current liability.

     Additionally, as of June 30, 1996, the Company was in default of all the financial covenants under the Line of Credit. The Line of Credit expired on April 20, 1996 and has not been renewed. On June 4, 1996, the Company and its bank entered into the Amended Agreement (see Note 5). Subject to the terms of the Amended Agreement and in accordance with the terms of the Debenture Agreement, the Company ceased making any further payments of accrued interest or principal on accounts of the convertible subordinated debentures effective May 1, 1996. Such nonpayment is an event of default under the Debenture Agreement resulting in assessment of interest on any unpaid interest and a decrease in the conversion price of the debentures by 1% per month until the overdue amounts have been paid in full. As a result, at June 30, 1996, the Debentures are convertible into 3,125,000 shares. Interest payments may be deferred until such time that events of default on the Line of Credit are cured or waived. Failure to obtain a waiver of or cure the defaults under the Debenture Agreement, will result in the entire principal and unpaid interest being due and payable. Interest expense has been recorded and is included in accrued expenses at June 30, 1996.

                           MERIS LABORATORIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     As long as an original investor or certain transferee holds any Debentures, any warrants issued in connection therewith or any shares of common stock issued on conversion of the Debentures, the Company will have, as a member of its Board of Directors, a director designated by such holders. The Debenture Agreement provides for certain registration rights with respect to the Debentures, the warrants issuable in connection therewith and the common stock issuable upon the conversion of the Debentures. The Debenture Agreement also requires the Company to place in escrow all remaining amounts due to the Former Executive of the Company under a promissory note issued to him. Such amount has been recorded as restricted cash at June 30, 1996. See Note 4 and Part II. Other Information -
Item 1. Legal Proceedings.

NOTE 7 - LITIGATION AND INVESTIGATION CHARGES:

     On May 6, 1994, the Company was subpoenaed to furnish certain documents to the Department of Health and Human Services ("HHS") with respect to the Company's Medicare and Medicaid billing practices. On July 18, 1994, the Company was subpoenaed to furnish certain documents to the Department of Defense with respect to the Company's Civilian Health and Medical Program of Uniformed Services ("CHAMPUS") billing practices. The Company believes these matters relate to the investigations of such practices being conducted with respect to other laboratories. On August 28, 1995, the Company was notified that a Qui Tam action had been filed by two former employees under the False Claims Act. The Company believes the Qui Tam action and billing investigations are related. The investigations relate to billing certain panels and profiles, adding tests to recognized panels and profiles, billing for tests deemed not to be medically necessary, improper coding, billing for tests not performed, double billing and other alleged improper practices. During the fourth quarter of 1995, as a result of correspondence and discussions with government agencies relating to certain issues under investigation, the Company recorded a charge of approximately $2,000,000. The Company has produced the documents subpoenaed by the government agencies and is currently engaged in discussions with representatives of the U.
S. Department of Justice and HHS regarding the investigations with the objective of bringing the matter to closure.

     As a consequence of the Company's review of the reimbursements it has received from Medicare with respect to chemistry panels and certain questions raised during the investigation, the Company determined that Medicare overpaid the Company approximately $960,000 with respect to matters that were not the subject of the original investigations. This amount was charged against net revenues during September 1995. The Company repaid $350,000 of this amount in 1995 and is repaying the remaining balance in monthly installments of $50,000 commencing January 2, 1996.

NOTE 8 - CONTINGENCIES:

     The Company is involved in various other lawsuits which are described in detail under Part II - Other Information - Item 1. Legal Proceedings.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

     The Company's principal objective is to be a leading provider of high-quality, low-cost clinical laboratory testing services in California. To achieve this objective, the Company has focused its efforts on (i) continuing implementation of technological improvements in its San Jose laboratory, which the Company hopes will further reduce operating costs per test and enhance levels of service, and (ii) increasing its volume of testing (accessions) through the acquisition of laboratories and customer lists as well as through internal growth. However, notwithstanding these efforts, the Company has incurred substantial losses during the first six months of 1996 and in each of its last three fiscal years. Increases in net revenues and/or reductions in operating costs continue to be necessary for the Company to achieve profitability. The Company must experience growth in testing volume through acquisitions and/or internal growth. The Company's growth through acquisitions has been hindered as a result of difficulties in securing acquisition financing and, despite its marketing efforts, accessions (volume of business) are decreasing. In addition, net revenues per test may continue to decrease and be lower than the Company's historical net revenues per test. Unless revenues can be increased, operating costs reduced , and/or financing is obtained, the Company may not remain financially viable.

     Given the increasing importance of managed care and other cost containment arrangements in the health care industry in California, the Company must strategically pursue laboratory service contracts with managed care providers such as health maintenance organizations. The Company anticipates that an increasing portion of its business will be attributable to these contracts. Such contracts typically provide for payment on the basis of capitated fees rather than fees for actual tests performed. Such contracts result in lower net revenues per test, however, the Company believes that these contracts could also result in identifiable referrals on a fee-for-service basis from the clients participating in the managed care contracts, thereby improving the overall performance of the arrangements. During the first half of 1996, managed care arrangements represented approximately 4.2% of net revenues and 21.2% of total accessions as compared to the year ended December 31, 1995 when such arrangements represented approximately 5.3% of net revenues and 22.3% of total accessions.

     The Company's business mix has changed with a shift away from patient billing and fee-for-service. An increasing percentage of the Company's business is expected to be in managed care contracts and with third party payors where reimbursements are less than at patient prices resulting in an increasing portion of the Company's business being subject to contractual discounts. In addition, third party payor reimbursement rates have and will continue to decrease. During the first six months of 1996, five of the HMOs previously contracted with the Company chose to utilize other laboratory service providers. While the Company believes the net revenues associated with these contracts are not material, the Company believes it will face increasing competition with respect to obtaining and retaining managed care contracts. To the extent that reimbursement rates continue to decrease, contractual discounts continue to increase and utilization under managed care arrangements increases (or the identifiable fee-for-service revenues decrease), net revenues per test and profitability will be adversely impacted. As stated above, if these trends continue, and the Company fails to meet its objectives in increasing the volume of accessions and decreasing costs, management believes the viability of the Company would be adversely impacted.

     As of June 30, 1996, the Company's outstanding borrowings under the line of credit (the "Line of Credit") (see Note 5 of Notes to Condensed Consolidated Financial Statements) were $7.7 million which was substantially in excess of its available Line of Credit. Additionally, the Company was in default of all the financial covenants under the Line of Credit. The Line of Credit expired on April 20, 1996 and has not been renewed. On June 4, 1996, the Company and its bank entered into an amendment to the Line of Credit Agreement (the "Amended Agreement"). Subject to the terms of the Amended Agreement and in accordance with the terms of the debenture agreement ("the Debenture Agreement") (see Note 6 of Notes to Condensed Consolidated Financial Statements), the Company is prohibited from making any further payments of accrued interest or principal on account of the convertible subordinated debentures (the "Debentures"). Such nonpayment is an event of default under the Debenture Agreement and resulted in the assessment of interest on any unpaid interest and reductions to the conversion price of the Debentures by 1% per month until the overdue amounts have been paid in full. The Amended Agreement further states that the bank will forbear from exercising its remedies under the Line of Credit agreement until August 15, 1996, notwithstanding the Company's existing defaults. On August 14, 1996, the Company entered into a forbearance agreement with the bank which includes an extension of the current forbearance period to September 15, 1996. Upon termination of the forbearance period, the bank may, without notice to the Company, exercise any available remedies under the Line of Credit and forbearance agreements.

     As of June 30, 1996, the Company was in default of the minimum consolidated net worth criteria under the Debenture Agreement. The Company is attempting to obtain a waiver of such default from the Debenture holders. Additionally, compliance with the terms of the Amended Agreement with respect to nonpayment of accrued interest or principal on account of the Debentures constituted an event of default under the Debenture Agreement. Interest payments may be deferred until such time that events of default on the Line of Credit are cured or waived. If the Company is unable to obtain a waiver of default, the Debenture holders have the option, in addition to other remedies available to them, to declare all Debentures to be due and payable together with interest accrued thereon. Should the Debenture holders exercise such option, the convertible subordinated debt will then be classified as current liability.

     There can be no assurance that the Company will be able to cure the defaults, be successful in obtaining an additional forbearance agreement or obtain a waiver of default (see Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements, Liquidity and Capital Resources and Part II. Other Information - Item 3. Defaults Upon Senior Securities).

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


Acquisition Program

     A major element of the Company's business strategy has been to acquire clinical laboratories and customer lists. Future acquisitions and retention of existing business are necessary to achieve growth in net revenues, attain profitability in the future and to leverage the Company's technological improvements. However, as a result of difficulties in securing adequate financing and other impediments resulting from the litigation and investigations (see Part II. Other Information - Item 1. Legal Proceedings), the Company's acquisition program has been hindered. Furthermore, the supply of potential acquisition candidates could be adversely affected by changes in the regulatory environment in which the Company operates.

Statement of Operations Data

The following represents selected Statement of Operations data as a percentage of net revenues:

                                         Three Months           Six Months
                                             Ended                 Ended
                                            June 30,              June 30,
                                       ------------------   -------------------
                                         1996      1995       1996       1995
                                       --------   -------   --------  ---------
                                                      (Unaudited)
Net revenues                            100.0%     100.0%     100.0%    100.0%
                                       --------   --------   --------  --------
Cost of services:
  Salaries, wages and benefits           32.4       33.9       31.6      29.7
  Supplies                               14.6       12.5       14.3      11.1
  Depreciation and amortization           8.8       11.8        9.0      10.5
  Other cost of services                 19.4       20.6       18.8      18.0
                                       --------  ---------   --------  --------
     Total cost of services              75.2       78.8       73.7      69.3
Selling, general and administrative      30.7       31.3       28.7      26.4
Provision for doubtful accounts          31.2       17.8       18.5      11.5
Litigation and investigation charges      2.6        4.0        1.3       3.1
Write-down of intangible assets           5.8         -         2.8        -
                                       --------  ---------   --------  --------
Operating loss                          (45.5)%    (31.9)%    (25.0)%   (10.3)%
                                       ========  =========   ========  ========

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Net Revenues. Net revenues decreased 4.7% to $9.49 million for the three months ended June 30, 1996 from $9.96 million for the same period in 1995. The decrease in net revenues reflects a 14.4% decrease in testing volume resulting partly from increased competition and from decreased utilization of the Company's laboratory services by patients and clients. While there is a general trend toward increased contractual discounts, including a reduction in the Medicare reimbursement rate in 1996 of approximately 4% and an increase in discounts associated with a shift to more contract payors, the Company believes the Company's payor mix during the three months ended June 30, 1996 resulted in an increase in net revenues per accession in excess of 10%.

Cost of Services. Total cost of services decreased 9.0% to $7.14 million for the three months ended June 30, 1996 from $7.85 million for the same period in 1995. The net decrease in cost of services reflects an increase in supplies expense offset by a decrease in salaries, wages and benefits, depreciation and amortization and other costs of services. As a percentage of net revenues, cost of services decreased to 75.2% for the three months ended June 30, 1996 from 78.8% for the same period in 1995. This decrease is attributable to the decrease in overall costs in relation to testing volume.

Salaries, wages and benefits and other costs of services decreased as a result of cost containment programs put in place during the latter part of 1995 through June 30, 1996 which resulted in a 7% reduction in the number of employees as well as a reduction in reference laboratory fees, courier costs and operating expenses for PSCs and STAT laboratories. Supplies expense, primarily for reagents and testing consumables, increased primarily due to the Company bringing in-house approximately 17 tests throughout 1995 and 1996. This increase is offset by a reduction in reference laboratory fees (included in other cost of services). Depreciation and amortization expense decreased as a result of the full depreciation of certain fixed assets and the write-down of certain intangible balances during the year ended December 31, 1995.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 6.6% to $2.91 million for the three months ended June 30, 1996 from $3.11 million for the same period in 1995. Selling, general and administrative expenses as a percentage of net revenues decreased to 30.7% for the three months ended June 30, 1996 from 31.3% for the corresponding period in 1995. The decrease in selling, general and administrative expenses primarily resulted from the reduction in labor costs reflecting accrued severance costs of $200,000 recorded during the three months ended June 30, 1995, an overall reduction in labor costs as a result of cost reduction efforts and a reduction in commission expense as a direct result of the modification of the Company's commission structure as well as decreased net revenues. Selling, general and administrative full-time equivalent staff decreased 5% compared to the same period in 1995.

Provision for Doubtful Accounts. The provision for doubtful accounts increased 67.4% to $2.96 million for the three months ended June 30, 1996 from $1.77 million for the same period in 1995. As a percentage of net revenues, the provision for doubtful accounts increased to 31.2% of net revenues for the three months ended June 30, 1996 from 17.8% of net revenues for the three months ended June 30, 1995. Of the total provision amount, approximately $1.0 million represents estimated uncollectible accounts due to the payor's inability to pay. The remaining $1.96 million is largely attributable to the Company's efforts, commencing in early 1996, to reduce its investment in accounts receivable and increase cash flow by identifying accounts with inaccurate billing information. The Company's initial efforts resulted in the resubmission of certain accounts to third party payors for payment and obtaining more accurate data for patient and client accounts. As a result of the resubmissions and the Company's continuing efforts in pursuing the collection of outstanding receivable balances, the Company identified, and accordingly recorded a provision for, accounts receivable deemed to be uncollectible due to the application of payor time constraints and the Company's current limitations in financial and personnel resources to pursue collection of such accounts.

Litigation and Investigation Charges. The litigation and investigation charges recorded in each of the three months ended June 30, 1996 and 1995 reflect accruals for estimated professional fees and other costs to be incurred in relation to existing litigation and investigations. The estimated costs are determined based on actual costs incurred to date and management's best estimates as to amounts to be incurred in the foreseeable future.

Write-Down of Intangible Assets. During the three months ended June 30, 1996, the Company recorded a write-down for the impairment of certain customer lists, covenants not-to-compete, and goodwill aggregating approximately $550,000. Recognition of such impairment is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Interest Expense. Interest expense increased 15.3% to $579,000 for the three months ended June 30, 1996 from $502,000 for the same period in 1995. The increase is primarily the result of increased borrowings resulting from decreased cash collections coupled with higher interest rates.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Net Revenues. Net revenues decreased 13.4% to $19.38 million for the six months ended June 30, 1996 from $22.39 million for the same period in 1995. The decrease in net revenues during 1996 reflects an 11.0% decrease in testing volume. The trend toward increased contractual discounts, including a reduction in the Medicare reimbursement rate in 1996 of approximately 4% and an increase in discounts associated with a shift to more contract payors, resulted in a decrease in net revenues per accession of approximately 2.7% for the six months ended June 30, 1996. The decrease in testing volume is partly a result of increased competition as well as decreased utilization of the Company's laboratory services by patients and clients.

Cost of Services. Total cost of services decreased 7.8% to $14.29 million for the six months ended June 30, 1996 from $15.51 million for the same period in 1995. As a percentage of net revenues, cost of services increased to 73.7% for the six months ended June 30, 1996 from 69.3% for the same period in 1995. The net decrease in cost of services reflects an increase in supplies expense offset by a decrease in salaries, wages and benefits, depreciation and amortization and other costs of services.

Salaries, wages and benefits and other costs of services decreased as a result of on-going cost containment programs put in place during the latter part of 1995 through June 30, 1996 which resulted in a 7% reduction in the number of employees as well as a reduction in reference laboratory fees, courier costs and operating expenses for PSCs and STAT laboratories. Supplies expense, primarily for reagents and testing consumables, increased primarily due to the Company bringing in-house approximately 17 tests throughout 1995 and 1996. This increase is offset by a reduction in reference laboratory fees (included in other cost of services). Depreciation and amortization expense decreased as a result of the full depreciation of certain fixed assets and the write-down of certain intangible balances during the year ended December 31, 1995.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 5.6% to $5.57 million for the six months ended June 30, 1996 from $5.91 million for the same period in 1995. Selling, general and administrative expenses as a percentage of net revenues increased to

28.2% for the six months ended June 30, 1996 from 26.4% for the corresponding period in 1995. The decrease in selling, general and administrative expenses primarily resulted from the reduction in labor costs reflecting accrued severance costs of $200,000 recorded during the three months ended June 30, 1995, an overall reduction in labor costs as a result of cost reduction efforts and a reduction in commission expense as a direct result of the modification of the Company's commission structure as well as decreased net revenues. Selling, general and administrative full-time equivalent staff decreased 5% compared to the same period end in 1995.

Provision for Doubtful Accounts. The provision for doubtful accounts increased 38.9% to $3.57 million for the six months ended June 30, 1996 from $2.57 million for the same period in 1995. As a percentage of net revenues, the provision for doubtful accounts increased to 18.5% of net revenues for the six months ended June 30, 1996 from 11.5% of net revenues for the three months ended June 30, 1995. Of the total provision amount, approximately $1.61 million represents estimated uncollectible accounts due to the payor's inability to pay. The remaining $1.96 million is largely attributable to the Company's efforts, commencing in early 1996, to reduce its investment in accounts receivable and increase cash flow by identifying accounts with inaccurate billing information. The Company's initial efforts resulted in the resubmission of certain accounts to third party payors for payment and obtaining more accurate data for patient and client accounts. As a result of the resubmissions and the Company's continuing efforts in pursuing the collection of outstanding receivable balances, the Company identified, and accordingly recorded a provision for, accounts receivable deemed to be uncollectible due to the application of payor time constraints and the Company's current limitations in financial and personnel resources to pursue collection of such accounts.

Litigation and Investigation Charges. The litigation and investigation charges recorded in each of the six months ended June 30, 1996 and 1995 reflects accruals for estimated professional fees and other costs to be incurred in relation to existing litigation and investigations. The estimated costs are determined based on actual costs incurred to date and management's best estimates as to amounts to be incurred in the foreseeable future.

Write-Down of Intangible Assets. During the six months ended June 30, 1996, the Company recorded a write-down for the impairment of certain customer lists, covenants not-to-compete, and goodwill aggregating approximately $550,000. Recognition of such impairment is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Interest Expense. Interest expense increased 15.4% to $1.16 million for the six months ended June 30, 1996 from $1.00 million for the same period in 1995. The increase is primarily the result of increased borrowings resulting from decreased cash collections coupled with higher interest rates.

Income Taxes

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The effective income tax rate for the six months ended June 30, 1995 was lower than the federal statutory rate due primarily from less than full benefit from operating losses due to limited carryback opportunities and non-recognition of loss carryforwards due to uncertainty regarding realization.


Variability of Quarterly Results

     In the past, the Company's net revenues and results of operations have fluctuated from quarter to quarter, and the Company anticipates that such fluctuations will continue in the future. Variations in payor mix, and the frequency, timing and size of recent and future acquisitions, if any, contribute to the quarterly variability of net revenues and operating results. Inherent in the clinical laboratory industry are challenges in billing and collecting accounts receivable balances. Consequently, interim results of operations are from time to time subject to fluctuations resulting from the Company's recognition of certain identified uncollectible accounts.

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


Liquidity and Capital Resources

     Net cash used in operating activities totaled $750,000 for the six months ended June 30, 1996.

     As of June 30, 1996, the Company had $33,000 in cash and cash equivalents, $1.96 million in restricted cash and $7.65 million of current borrowings under the Line of Credit that expired on April 20, 1996. Management believes that cash to be generated from operations, together with existing cash balances, will not be sufficient to satisfy the Company's cash requirements for the foreseeable future. The Company's cash position may be further adversely impacted by an unfavorable outcome of any of the existing litigation and/or billing investigations. Additional financing from outside sources will be required during 1996 to remain viable. There can be no assurance that any such amounts may be obtained at terms acceptable to the Company.

     Capital expenditures during the six months ended June 30, 1996 totaled $447,000. Of the total, the Company paid an aggregate of approximately $344,000 with respect to payments made on customer lists acquired prior to January 1, 1996. In addition, the Company purchased approximately $103,000 of computer and laboratory equipment.

     The Company is currently involved in a number of lawsuits including two derivative suits, one class action suit, litigation involving its former Chairman, President, and Chief Executive Officer (the "Former Executive") and other matters. Certain of the Company's billing practices are under investigation by the U.S. Department of Health and Human Services, the Department of Defense and the Department of Justice. These investigations relate to practices of laboratories in the billing of groups of tests (i.e., panels and profiles) and billing tests that have been added to recognized panels and profiles, billing for tests deemed not to be medically necessary, billing for tests not performed, double billing and other matters. In connection with these matters, in 1995 the Company accrued $2.0 million in addition to the $250,000 previously accrued. In connection with these investigations and the Company's review of its Medicare reimbursements, the Company identified certain Medicare overpayments aggregating approximately $960,000 with respect to matters that were not the subject of the original investigation. The Company paid Medicare $350,000 on December 18, 1995, and is repaying the remaining balance of the overpayment in monthly installments of $50,000 commencing January 2, 1996. Costs of continuing litigation and management participation in ongoing litigation and investigations are significant and have had a material adverse effect on the Company's operations, both financially and with respect to diversion of management's attention from operations of the Company. An unfavorable outcome in any of these lawsuits or investigations would have a material adverse effect on the Company's results of operations. Additionally, litigation and investigation charges to date have contributed to the Company being in default of its covenants relating to the Line of Credit and the Debenture Agreements (see discussion regarding forbearance and waiver, respectively, below), and could prohibit the Company from securing sufficient capital to conduct its ongoing operations. The ultimate outcome of these litigation matters and investigations is uncertain.

     In October 1992, the Company and the Former Executive entered into an agreement (the "Settlement Agreement") for the purpose of resolving certain disputes between them. The Settlement Agreement is further described in Part II. Other Information - Item 1. Legal Proceedings. The Company paid cash in the amount of $9.0 million for the repurchase of all of the Company's common stock held by the Former Executive. Additionally, the Company issued a three-year secured promissory note (the "Promissory Note") in the principal amount of $4.4 million which required installment payments on April 15, 1993 and October 28, 1993, 1994 and 1995, of which $1.41 million and $1.47 million in principal were paid during 1993 and 1994, respectively.

     On August 11, 1994, the Superior Court of the State of California for the County of Santa Clara entered an order in relation to the Brown action (see Part
II. Other Information - Item 1. Legal Proceedings) directing the Company to, within 10 days, (i) deposit with a bank escrow, to be held in trust, the balance of approximately $3.17 million (including $1.47 million in principal paid in

1994 as described above) owing to the Former Executive under the Promissory Note and (ii) indemnify the Former Executive for legal fees and expenses incurred in the amount of approximately $364,000, and to continue to indemnify him for legal fees and expenses, as he contends is required by and subject to the provisions of the Settlement Agreement. The decision was appealed. To perfect the appeal, the Company deposited with the Superior Court the sum of $546,000 as security for the payment of the legal fees portion of the order. In connection with and using the proceeds from a bank line of credit, the Company paid the October 28, 1994 installment under the Promissory Note and deposited in an account with a bank the remaining principal and interest balance of $1,585,000 provided for thereunder as restricted cash available to satisfy future payment obligations and may be required to be paid under the Promissory Note. Since the Company believes the Former Executive is indebted to the Company in an amount in excess of the amount of the final payment on the Promissory Note, and the Company, as well as the plaintiffs in the Mills and Brown actions, are seeking rescission of the Settlement Agreement (see Part II. Other Information - Item 1. Legal Proceedings), the Company has not made the final payment under the Promissory Note. On September 26, 1995, the appellate court entered an order reversing the lower court's decision and sustaining the Company's position. On December 26, 1995, the sum deposited as security for the appeal of $546,000 was returned to the Company. The court has also held that the deposit made by the Company of $1,585,000 with the bank satisfies the earlier injunction insofar as it relates to the Promissory Note payment.

     In April 1995, the jury in a wrongful termination suit brought by a former employee (see Part II. Other Information - Item 1. Legal Proceedings) returned awards against the Company and in favor of such former employee in an amount aggregating $300,000. Subsequently, the judge consolidated certain of the awards and entered judgment for $253,000. Both parties have appealed. Unless modified or set aside on appeal, the judgement will have to be satisfied from existing cash resources, if available. Approximately $300,000 has been accrued for this matter at June 30, 1996.

     On July 27, 1995, the Company entered into an amendment of its Line of Credit agreement in which the bank agreed to issue letters of credit in an aggregate amount not to exceed (i) the lesser of the total Line of Credit or the qualifying borrowing base minus (ii) any amounts outstanding under the Line of Credit, provided that the amount of outstanding letters of credit should not in any case exceed $2.0 million. The Line of Credit agreement contained certain financial covenants including a minimum quick ratio, a maximum debt to net worth ratio, a minimum tangible net worth and profitability on a monthly basis. As of September 30, 1995, the Company was in default of the quarterly profitability covenant as well as certain other ratio covenants under the Line of Credit. In addition, the failure by the Company to make the final payment on a Promissory Note (see Part II. Other Information - Item 1. Legal Proceedings) is a default under the Line of Credit. The Company obtained a waiver from the bank of all defaults. In conjunction with obtaining such waiver, on December 8, 1995, the covenants were amended to require a minimum quick ratio, minimum tangible net worth, maximum loss for the year ended December 31, 1995, and a maximum senior liabilities to earnings before interest expense, income taxes, depreciation and amortization (EBITDA) ratio. As of December 31, 1995, the Company was in default of all financial covenants under the Line of Credit and unsecured senior subordinated Debentures. The Company obtained a waiver of such default from the holders of the Debentures effective through January 1, 1997 provided that the Company's net worth remains greater than $9 million. The Company has also obtained a waiver of such default from the bank as of December 31, 1995. See Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements.

     At June 30, 1996, the Company's outstanding borrowings under the Line of Credit were $7.7 million which was substantially in excess of its available Line of Credit (see Note 5 of Notes to Condensed Consolidated Financial Statements). Additionally, the Company was in default of all the financial covenants under the Line of Credit. The Line of Credit expired on April 20, 1996 and has not been renewed. On June 4, 1996, the Company entered into an amendment to the Line of Credit agreement (the "Amended Agreement"). Subject to the terms of the Amended Agreement and in accordance with the terms of the debenture agreement (the "Debenture Agreement") (see Note 6 of Notes to Condensed Consolidated Financial Statements), the Company is prohibited from making any further payments of accrued interest or principal on account of the convertible subordinated debt. The Amended Agreement further states that the bank will forbear from exercising its remedies under the Line of Credit agreement until August 15, 1996, notwithstanding the Company's existing defaults. On August 14, 1996, the Company entered into a forbearance agreement with the bank which includes an extension of the forbearance period to September 15, 1996. Upon termination of the forbearance period, the bank may, without notice to the Company, exercise any available remedies under the Line of Credit and forbearance agreements. In the event that the bank exercises remedies available to it, other financing will have to be secured in order for the Company to continue its operations. There can be no assurance that such other financing will be available or, if available, will be on terms acceptable to the Company (see Part II. Other Information - Item 3. Defaults Upon Senior Securities). Interest on the bank borrowings under the Line of Credit is charged at the bank's prime rate plus 3% (11.25% as of June 30, 1996).

     As of June 30, 1996, the Company was also in default of the minimum consolidated net worth criteria under the Debenture Agreement. The Company is attempting to obtain a waiver of default from the Debenture holders. There can be no assurance that such waiver will be obtained. Additionally, compliance with the terms of the Amended Agreement with respect to nonpayment of accrued interest or principal on account of the Debentures constituted an event of default under the Debenture Agreement. Interest payments may be deferred until such time that events of default on the Line of Credit are cured or waived. If the Company is unable to obtain a waiver of default, the Debenture holders have the option, in addition to other remedies available to them, to declare all Debentures to be due and payable together with interest accrued thereon. Should the Debenture holders exercise such option, the convertible subordinated debt will then be classified as current liability.

     The Company currently has no material commitments for capital expenditures. The Company anticipates making expenditures to improve its financial and billing systems and facilities in the foreseeable future subject to cash availability. If and when financing and other opportunities become available, the Company also plans to continue increasing testing volume through its acquisition program (see Acquisition Program). The Company believes that in addition to internal sales efforts, acquisitions will continue to be necessary to achieve growth in net revenues and achieve operating income in the future. There can be no assurance, however, that the Company will be successful in implementing improvements to its financial and billing systems and facilities, or that, if implemented, would have a positive impact on the Company's results of operations. There can also be no assurance that the Company will effect any future acquisitions, or if effected, such acquisitions would have a positive impact on the Company's results of operations.

     The Management's Discussion and Analysis of Financial Condition and Results of Operations section above and other sections of this Quarterly Report on Form 10-Q may contain certain forward-looking statements that involve risks and
uncertainties.    Potential   risks   and   uncertainties   relating   to   such
forward-looking statements and the Company in general include, without limitation, the risk that the Company will be unable to cure and/or obtain waivers of the defaults under the Line of Credit and the Debenture Agreements, that the bank and Debenture holders will exercise their remedies, the Company's inability to generate cash from operations or to secure additional financing from outside sources sufficient to satisfy the Company's cash requirements in the foreseeable future, continued competitive pressures for clients and acquisition targets, continued decrease in reimbursement rates and increased promulgation of government regulation which negatively impact the Company's results of operations. Furthermore, there can be no assurance that the Company will be successful in decreasing costs, or that there will be an increase in the number of accessions performed, or that the Company will return to profitability. These risks and other risks are discussed in more detail in the Company's Securities and Exchange Act filings.

                           PART II. OTHER INFORMATION


Item 1.        Legal Proceedings

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

     The Settlement Agreement is the subject of the derivative suits discussed below and of the cross-complaints filed therein. The plaintiffs in such derivative suits are seeking rescission of the Settlement Agreement as does the Company as an alternative remedy in its cross complaint against the Former Executive for damages in the Brown action. In addition, the Former Executive is seeking payment of the amount of the Contingent Payments in his cross complaint filed in the Brown action.

Wrongful Termination Suit

     On August 27, 1992, a former employee of the Company filed suit against the Company in the Superior Court of Santa Clara County, California, alleging breach of contract, wrongful constructive termination in violation of public policy and defamation. The case was tried and, in April 1995, the jury returned awards aggregating $300,000 against the Company and in favor of the former employee. Subsequently, the judge consolidated certain of the awards and entered judgment for $253,000. The plaintiff and the Company have appealed the judgement. As of December 31, 1995, the Company perfected its appeal through a $379,000 surety bond (150% of the amount of the $253,000 judgement as required by the court rules). On February 21, 1996, the Company deposited in an account with a bank $379,000 provided for thereunder as restricted cash. The Company accrued approximately $300,000 at June 30, 1996 in connection with this matter.

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

     On October 29, 1993, the Former Executive filed an answer and a cross-complaint in the Brown action naming as cross-defendants the Company and certain of its present and former officers, directors and employees. The cross-complaint has subsequently been amended and has added the Company's independent accountants, another director and another former employee of the Company as additional cross-defendants. As amended, the cross-complaint seeks indemnification for expenses allegedly incurred by the Former Executive in connection with various legal proceedings and for such future damages as may be incurred by the Former Executive, compensatory and other damages for defamation allegedly committed by the Company and one of its officers, compensatory and other damages and injunctive relief for various unfair business practices alleged to have been committed by the defendants, damages for breach of contract, breach of the implied covenant of good faith and fair dealing, conspiracy and intentional interference with contract, the gravamen of which is that the cross-defendants deprived the Former Executive of his potential stock appreciation rights (i.e. the Contingent Payments) under the Settlement

Agreement by allegedly operating the Company in such a way as to decrease the value of the Company's common stock and damages for violation of and conspiracy to violate the Racketeer Influenced and Corrupt Organization Act ("RICO"). All damage claims are for unspecified amounts to be determined by the proof or the Court. RICO damages are requested to be trebled. The Company is defending the cross-complaint. Its demurrer to the RICO claim was sustained with leave to amend and an amendment has been filed. The Company had demurred again. The demurrer is pending.

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

Company's Claim Against Former Officer and Others

     On October 6, 1993, the Company filed in the United States District Court for the Northern District of California, a complaint against the Former Executive and certain other defendants, including certain of the plaintiffs in the Mills and Brown actions. The Court granted defendants' motion to dismiss various portions of the complaint, and, on May 25, 1994, at the Company's request, dismissed the action without prejudice. On June 10, 1994, the Company filed a similar suit as a cross-complaint in the Brown action against the Former Executive and certain of the defendants in the Federal action. The Company's cross-complaint is in its third amendment as the result of the defendants' successful demurrer to certain causes of action alleged by the Company, including those based on violation of, and conspiracy to violate, RICO and civil conspiracy. The Company's most recently filed cross-complaint alleges breach of contract, promissory fraud, constructive fraud, defamation, conspiracy, breach of fiduciary duty, abuse of process, interference with contract, interference with prospective economic advantage, and violation of California Corporation Code Section 15402. It seeks compensatory and punitive damages, trebling of certain damages, indemnification, rescission of the Settlement Agreement, rescission of a consulting agreement between the Company and another former employee and defendant and certain injunctive relief. The cross-defendants have answered the cross-complaint.

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

Class Action Suit

     On February 23, 1995, two shareholders of the Company owning an alleged aggregate of 3,161 shares of the Company's common stock filed a suit in the United States District Court for the Northern District of California. The suit seeks to proceed as a class action suit and purports to be based on the Order issued by the Commission on September 26, 1994. The Company, certain current and former officers and directors and certain of its investment bankers, attorneys and independent accountants were named defendants. The complaint alleges violations of Federal and state securities laws and seeks monetary damages in an unspecified amount and equitable relief based on alleged misrepresentations contained in a registration statement and a prospectus filed with the Commission and alleged fraudulent acts and practices of the defendants. A motion to dismiss the complaint was filed by the defendants. Motions to dismiss the complaint have been granted with respect to certain claims, granted with leave to amend with respect to other claims and denied with respect to the scienter based securities laws claims against the Company and two of its officers. Plaintiffs have filed an amended complaint against the Company, four of its former and current officers and its independent accountants. A motion to dismiss the amended complaint with respect to the independent accountant has been granted, and a motion to dismiss with respect to other defendants was denied. The Company believes the amended complaint is without merit and is defending the law suit. A decision on motions to certify and decertify the class action is pending.

Investigations of Billing Practices; Qui Tam Suit

     On May 6, 1994, the Company was subpoenaed to furnish certain documents to the Department of Health and Human Services ("HHS") with respect to the Company's Medicare and Medicaid billing practices. On July 18, 1994, the Company was subpoenaed to furnish certain documents to the Department of Defense with respect to the Company's Civilian Health and Medical Program of Uniformed Services ("CHAMPUS") billing practices. The Company believes these matters relate to the investigations of such practices being conducted with respect to other laboratories. On August 28, 1995, the Company was notified that a Qui Tam action had been filed by two former employees under the False Claims Act. The Company believes the Qui Tam action and billing investigations are related. The investigations relate to billing certain panels and profiles, adding tests to recognized panels and profiles, billing for tests deemed not to be medically necessary, improper coding, billing for tests not performed, double billing and other alleged improper practices. During the fourth quarter of 1995, as a result of correspondence and discussions with government agencies relating to certain issues under investigation, the Company recorded a charge of approximately $2,000,000. The Company has produced the documents subpoenaed by the government agencies and is currently engaged in discussions with representatives of the U.
S. Department of Justice and HHS regarding the investigations with the objective of bringing the matter to closure.

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

Item 3.        Defaults Upon Senior Securities

     At June 30, 1996, the Company's outstanding borrowings under the Line of Credit were $7.7 million which was substantially in excess of its available Line of Credit. Additionally, the Company was in default of all the financial covenants under the Line of Credit. The Line of Credit expired on April 20, 1996 and has not been renewed. On June 4, 1996, the Company entered into an amendment to the Line of Credit agreement (the "Amended Agreement") with its bank (see
Note 5 of Notes to Condensed Consolidated Financial Statements). Subject to the terms of the Amended Agreement and in accordance with the terms of the debenture agreement (the "Debenture Agreement") (see Note 6 of Notes to Condensed Consolidated Financial Statements), the Company is prohibited from making any further payments of accrued interest or principal on account of the convertible subordinated debt. As a result, the Company ceased making interest payments to the debenture holders. Such nonpayment is an event of default under the Debenture Agreement which resulted in the assessment of interest on any unpaid interest and reductions to the conversion price of the Debentures. Interest expense has been recorded and is included in accrued expenses at June 30, 1996. The Amended Agreement further states that the bank will forbear from exercising its remedies under the Line of Credit and forbearance agreements until August 15, 1996, notwithstanding the Company's existing defaults. On August 14, 1996, the Company entered into a forbearance agreement with the bank which includes an extension of the forbearance period to September 15, 1996. Upon termination of the forbearance period, the bank may, without notice to the Company, exercise any available remedies under the Line of Credit and forbearance agreements. If the Company is unable to obtain an additional forbearance or a revised or replacement line of credit, certain provisions of the Debenture Agreement could become effective including provisions with respect to future payments to Debenture holders and reductions to the conversion price.

     As of June 30, 1996, the Company was also in default of the minimum consolidated net worth criteria under the Debenture Agreement. The Company is attempting to obtain a waiver of default from the Debenture holders. There can be no assurance that such waiver will be obtained. Additionally, compliance with the terms of the Amended Agreement with respect to nonpayment of accrued interest or principal on account of the Debentures constituted an event of default under the Debenture Agreement. Interest payments may be deferred until such time that events of default on the Line of Credit are cured or waived. There can be no assurance that such waiver will be obtained. If the Company is unable to obtain a waiver of default, the Debenture holders have the option, in addition to other remedies available to them, to declare all Debentures to be due and payable together with interest accrued thereon. Should the Debenture holders exercise such option, the convertible subordinated debt will then be classified as current liability. In the event that the bank and Debenture holders exercise remedies available to them, other financing will have to be secured in order for the Company to continue its operations. There can be no assurance that such other financing will be available or, if available, will be on terms acceptable to the Company.

Item 4.        Submission of Matters to a Vote of Securities Holders

     The following proposals were adopted at the Company's Annual Meeting of Shareholders held on May 21, 1996 by the margin indicated:

To ratify the appointment of Price Waterhouse as the Company's independent auditors for 1996 --

                                   VOTES
                                  -------
     FOR                         6,166,315
     AGAINST                        25,277
     ABSTAIN                         5,375
     BROKER NON-VOTE                     0


At the meeting, directors were also elected. Following are the names of such directors and the votes cast for and withheld for their election --

                                                       VOTES
                                   VOTES              WITHHELD
                                  -------            ----------
     Henry E. Bose               6,081,893             115,074
     Robert J. Cresci            6,080,994             115,973
     Stephen B. Kass             6,079,676             117,291
     Stephen P. Monticelli       6,091,994             104,973
     William E. Neeley, M.D.     6,090,111             106,856
     Henry W. Poett III          6,081,994             114,973
     Donald R. Stroben           6,091,994             104,973

Item 6.        Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit 10.1 -- Asset Purchase Agreement dated as of May 16, 1996 among the Registrant, Rocel Clinical Diagnostics, Inc., Celia Blando, and Romeo Torres.

     Exhibit 10.2 -- Amended Line of Credit agreement with Silicon Valley Bank signed by the Company on June 4, 1996.

     Exhibit 10.3 -- Forbearance Agreement with Silicon Valley Bank signed by the Company on August 14, 1996.

     Exhibit 27 -- Financial Data Schedule

     (b)  Reports on Form 8-K

     On June 7, 1996, the Company filed a Current Report (Form 8-K) under Item 5 with respect to a press release issued by the Company announcing an agreement for the Company to acquire Medical Science Institute ("MSI") a clinical laboratory located in Burbank, California. On May 1, 1996, the Company issued a second press release announcing the termination of the agreement for the Company to acquire the outstanding shares of MSI. The stock purchase agreement was an integral part of the overall agreement for the Company to acquire MSI. The second press release was inadvertently dated May 23, 1996; it should have been dated May 31, 1996, the date it was issued.

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

Date: August 16, 1996

                                  EXHIBIT INDEX





Exhibit
Number              Document
- -------             --------

10.1 Asset Purchase Agreement dated as of May 16, 1996 among the Registrant, Rocel Clinical Diagnostics, Inc., Celia Blando, and Romeo Torres. (Exhibit G to this exhibit is currently not available for filing and is anticipated to be filed with the Quarterly Report on Form 10-Q for the period ended September 30, 1996.)

10.2 Amended Line of Credit agreement with Silicon Valley Bank signed by the Company on June 4, 1996.

10.3 Forbearance Agreement with Silicon Valley Bank signed by the Company on August 14, 1996.

27                  Financial Data Schedule