Form 10-Q
period 1996-09-30
MERIS LABORATORIES INC
filed 1996-11-14
CIK 875620

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                               FORM 10-Q
(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from ....... to .......

Commission file number 0-19360


                     MERIS LABORATORIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   California                                      77-0274078
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)


      2890 Zanker Road, San Jose, California                  95134
--------------------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)


      408-434-9200
--------------------------------------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

     The number of shares outstanding of the issuer's common stock is 8,010,535 shares as of November 8, 1996.

                             MERIS LABORATORIES, INC.
                                      INDEX




                                                                         PAGE
PART I.    FINANCIAL INFORMATION                                          NO.

Item 1. Financial Statements (Unaudited, except for the Condensed Consolidated Balance Sheet at December 31, 1995):

           Condensed Consolidated Balance Sheets
           at September 30, 1996 and December 31, 1995...................  3

           Condensed Consolidated Statements of Operations for the
           Three and Nine Month Periods ended September 30, 1996 and 1995. 4

           Condensed Consolidated Statements of Cash Flows for the Nine
           Month Periods ended September 30, 1996 and 1995...............  5

           Notes to Condensed Consolidated Financial Statements..........  6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... 12


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings............................................. 23

Item 3.    Defaults Upon Senior Securities............................... 30

Item 5.    Other Information............................................. 31

Item 6.    Exhibits and Reports on Form 8-K.............................. 32


SIGNATURES .............................................................. 33

Item 1.

                            MERIS LABORATORIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                              Sept.30,   Dec.31,
                                                                1996      1995
                                                             --------- ---------
                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ............................... $     26  $  1,490
   Restricted cash .........................................    1,964     1,585
   Accounts receivable, net ................................    7,968    11,270
   Income tax refund receivable ............................       -        384
   Supplies inventory ......................................      475       749
   Prepaid expenses and other current assets ...............      634       548
                                                             --------  --------
     Total current assets ..................................   11,067    16,026
Property and equipment, net ................................    1,798     2,283
Intangible and other assets, net ...........................   23,308    25,165
                                                             --------  --------
       Total assets ........................................ $ 36,173  $ 43,474
                                                             ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank borrowings ......................................... $     -   $  7,657
   Notes Payable ...........................................    8,300        -
   Convertible subordinated debt ...........................   10,894        -
   Current portion of long-term obligations ................      615       544
   Accounts payable ........................................    6,064     3,767
   Accrued expenses ........................................    3,129     3,115
   Note payable to Former Executive ........................    1,526     1,526
   Accrued litigation and investigation charges ............    5,721     3,940
                                                             --------  --------
     Total current liabilities .............................   36,249    20,549
                                                             --------  --------
Convertible subordinated debt ..............................       -     10,824
Long-term obligations, less current portion ................      224       469
                                                             --------  --------
Commitments and contingencies (Notes 6 and 7) ..............     --        --
                                                             --------  --------
Shareholders' equity:
   Common stock ............................................   37,157    37,136
   Additional paid-in capital ..............................      826       826
   Accumulated deficit .....................................  (38,283)  (26,330)
                                                             --------  --------
     Total shareholders' equity ............................     (300)   11,632
                                                             --------  --------
       Total liabilities and shareholders' equity .......... $ 36,173  $ 43,474
                                                             ========  ========

     See accompanying notes to Condensed Consolidated Financial Statements


                            MERIS LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                        Three Months            Nine Months
                                           Ended                   Ended
                                        September 30,          September 30,
                                    ---------------------  ---------------------
                                       1996        1995       1996       1995
                                    ----------  ---------  ---------  ----------
                                                    (Unaudited)

Net revenues                         $ 8,344     $ 9,853    $27,728    $32,240
                                    ----------  ---------  ---------  ----------
Cost of services:
  Salaries, wages and benefits         3,016       3,399      9,142     10,036
  Supplies                             1,172       1,314      3,938      3,797
  Depreciation and amortization          785       1,057      2,537      3,412
  Other cost of services               1,869       2,030      5,519      6,065
                                     ---------  ---------  ---------  ----------
     Total cost of services            6,842       7,800     21,136     23,310
Selling, general and
  administrative expenses              3,093       2,825      8,662      8,734
Provision for doubtful accounts        1,215         653      4,789      3,227
Litigation and investigation charges   2,500          -       2,750        700
Write-down of intangible assets          115          -         665         -
                                     ---------  ---------  ---------  ----------
Operating loss                        (5,421)     (1,425)   (10,274)    (3,731)
Interest expense                        (655)       (513)    (1,815)    (1,518)
Interest and other income, net            90          15        136         36
                                     ---------  ---------  ---------  ----------
Loss before income taxes              (5,986)     (1,923)   (11,953)    (5,213)
Provision for income taxes                -           -          -          36
                                     ---------  ---------  ---------  ----------
Net loss                             $(5,986)   $ (1,923)  $(11,953)  $ (5,249)
                                     =========  =========  =========  ==========
Net loss per share                   $ (0.75)   $  (0.24)  $  (1.49)  $  (0.66)
                                     =========  =========  =========  ==========
Weighted average shares outstanding    8,011       7,961      7,998      7,944
                                     =========  =========  =========  ==========



     See accompanying notes to Condensed Consolidated Financial Statements


                            MERIS LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                          Nine Months Ended
                                                             September 30,
                                                        ---------------------
                                                           1996       1995
                                                        ----------  ---------
                                                              (Unaudited)

Net cash used in operating activities                     $(1,087)    $ (289)
                                                        ----------  ---------
Cash flows from investing activities:
   Cash expenditure for customer lists
     and other assets related to acquisitions                (348)    (2,258)
   Purchase of property and equipment,net                    (199)      (427)
                                                        ----------  ---------
     Net cash used in investing activities                   (547)    (2,685)
                                                        ----------  ---------
Cash flows from financing activities:
   Issuance of common stock for option exercises               21        132
   Proceeds from bank borrowings                            2,429      5,000
   Payments on bank borrowings                            (10,086)    (3,131)
   Proceeds from notes payable                              8,200         -
   Payments on long-term obligations                         (394)      (530)
   Payment of distribution payable to related parties           -       (267)
                                                        ----------  ---------
     Net cash provided by financing activities                170      1,204
                                                        ----------  ---------
Net decrease in cash and cash equivalents                  (1,464)    (1,770)
Cash and cash equivalents at beginning of period            1,490      3,115
                                                        ----------  ---------
Cash and cash equivalents at end of period                  $  26     $1,345
                                                        ==========  =========







      See accompanying notes to Condensed Consolidated Financial Statements

                            MERIS LABORATORIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     The   accompanying   condensed   consolidated   balance   sheet   of  Meris
Laboratories, Inc. (the "Company") at September 30, 1996 and the condensed consolidated statements of operations and of cash flows for the three and nine months ended September 30, 1996 and 1995, are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the interim information. The data disclosed in these notes to condensed consolidated financial statements for these periods are unaudited. The condensed consolidated financial statements for the periods ended September 30, 1996 have been prepared assuming that the Company will continue as a going concern. Management recognizes that the Company will have to improve its operating results and generate additional cash from operations. The Company continues its efforts to increase revenues and decrease costs.

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

NOTE 3 - RESTRICTED CASH:

     During 1994, in accordance with the terms of the unsecured convertible senior subordinated debentures, the Company purchased a certificate of deposit in the amount of $1,585,000 representing the full amount to satisfy the Company's obligations owing to a former executive (the "Former Executive") pursuant to and in connection with a promissory note dated October 28, 1992 (see
Note 5). Since the Company believes the Former Executive is indebted to the Company in an amount in excess of the amount of the final payment in the promissory note, the Company continues to hold the balance in a separate account pending the outcome of the litigation. On February 21, 1996, the Company deposited $379,000 (150% of the amount of the $253,000 judgement as required by the court) to an account with a bank to perfect its appeal in connection with a wrongful termination suit. See Part II. Other Information - Item 1. Legal Proceedings. Since both deposits are assets of the Company, they are also subject to any applicable security interests of the Company's creditors.

NOTE 4 - BANK BORROWINGS/NOTES PAYABLE:

     On November 14, 1994, the Company obtained a $6.0 million accounts receivable line of credit (the "Line of Credit") with a bank. In April 1995, the

                            MERIS LABORATORIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     On December 8, 1995, the Company obtained a revision of certain covenants consisting of a minimum quick ratio, a minimum tangible net worth, a maximum senior liabilities to annualized earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, and a restricted amount of loss for the fiscal year end of 1995. Borrowings under the Line of Credit were secured by substantially all of the Company's assets. The interest rate increased or decreased based upon the Company's quarterly operating results. The Line of Credit expired on April 20, 1996 and on June 4, 1996, the Company entered into an amendment to the Line of Credit agreement (the "Amended Agreement"). Subject to the terms of the Amended Agreement and in accordance with the terms of the debenture agreement (the "Debenture Agreement") (see Note 5), the Company is prohibited from making any further payments of accrued interest or principal on account of the convertible subordinated debt. The Amended Agreement further stated that the bank would forbear from exercising its remedies under the Line of Credit agreement until August 15, 1996, notwithstanding the Company's existing defaults. On August 14, 1996, the Company entered into a forbearance agreement with the bank which included an extension of the forbearance period to September 15, 1996.

     As of September 20, 1996, the Company's borrowings under the Line of Credit, including unpaid interest and costs, were $8.2 million. Such amount was substantially in excess of its available Line of Credit. Additionally, the Company was in default of all the financial covenants under the Line of Credit. Interest on borrowings under the Line of Credit was charged at the bank's prime rate plus 3% (11.25% as of September 20, 1996). On September 20, 1996, pursuant to a privately negotiated transaction, the bank assigned the Company's entire debt outstanding as of such date of $8.2 million to a private lender (the "Lender"). The Lender acquired from the bank any and all rights, claims and causes of action under the Amended Agreement. In conjunction with discussions with the Lender regarding a proposed financing and the assignment of the Bank borrowings, the Company issued a promissory note to the lender for $100,000 representing a commitment fee relating to such financing.

SUBSEQUENT EVENTS: On October 4, 1996, the Lender advanced additional operating funds to the Company, and the Company issued a promissory note (the "Note") to the Lender in the amount of $575,000 payable on demand. The Note bears interest at 24% per annum.

                            MERIS LABORATORIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The Company and the Lender are in the process of negotiating amendments to the terms of the Amended Agreement, however, under the terms of the existing Amended Agreement, the Lender may, without notice to the Company, exercise any of the remedies available to it under such agreement. There can be no assurance that such negotiation will be concluded or, if concluded, will be on terms acceptable to the Company.

NOTE 5 - CONVERTIBLE SUBORDINATED DEBT:

     On November 14 and December 5, 1994, the Company completed a private placement consisting of the sale of $11,000,000 of unsecured convertible senior subordinated debentures (the "Debentures"). The Debentures carry a 10% interest rate and require interest to be paid monthly. In addition, the Debentures mature three years from the date of issue and are convertible sixty days from the date of issuance, at the option of the holders, into approximately 3,188,000 shares of the Company's common stock at a conversion price based on certain antidilution provisions in the Debenture Agreement. The Board of Directors have reserved an aggregate of 3,188,000 shares of the Company's common stock for issuance upon conversion of the Debentures, provided that the number of shares reserved for issuance may be subject to change in the event of any further adjustment in the conversion price of the Debentures.

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

                            MERIS LABORATORIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     The Debentures also require that certain criteria be met, including a minimum earnings before income taxes to interest expense ratio, limitations on minimum consolidated net worth and maximum senior indebtedness, limitations on payment of other indebtedness junior to the Debentures, limitations on merging or selling all, or substantially all, of the property or business of the Company and a restriction on the repurchase of the Company's common stock. At December 31, 1995, the Company was in default of the minimum consolidated net worth covenant for which the Company obtained a waiver of the default effective through January 1, 1997 from the Debenture holders provided the Company's minimum consolidated net worth remained greater than $9 million. As of September 30, 1996, the Company was in default of the amended minimum consolidated net worth criteria.

     Additionally, as of September 30, 1996, the Company was in default of all the financial covenants under the Line of Credit. Such Line of Credit arrangement was assigned by the bank to a Lender on September 20, 1996 (see Note
4). The Lender acquired from the bank any and all rights, claims and causes of action under the Line of Credit including the terms of the Amended Agreement entered into by the Company and its bank on June 4, 1996 (see Note 4). Subject to the terms of the Amended Agreement and in accordance with the terms of the Debenture Agreement, the Company ceased making any further payments of accrued interest or principal on accounts of the Debentures effective May 1, 1996. Such nonpayment is an event of default under the Debenture Agreement resulting in assessment of interest on any unpaid interest and a decrease in the conversion price of the debentures by 1% per month until the overdue amounts have been paid in full. As a result, at September 30, 1996, the Debentures are convertible into 3,188,000 shares of the Company's common stock. The Company is attempting to obtain waivers of default from the Debenture holders. In the event that such waivers are not received, the convertible subordinated debt becomes due and payable and adjustments to the conversion price of the Debenture become effective. The Company has recognized the Debenture as a current liability as of September 30, 1996. Interest expense has been recorded and is included in accrued expenses at September 30, 1996.

     As long as an original investor or certain transferee holds any Debentures, any warrants issued in connection therewith or any shares of common stock issued on conversion of the Debentures, the Company will have, as a member of its Board

                            MERIS LABORATORIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


of Directors, a director designated by such holders. The Debenture Agreement provides for certain registration rights with respect to the Debentures, the warrants issuable in connection therewith and the common stock issuable upon the conversion of the Debentures. The Debenture Agreement also requires the Company to place in escrow all remaining amounts due to the Former Executive of the Company under a promissory note issued to him. Such amount has been recorded as restricted cash at September 30, 1996. See Note 3 and Part II. Other Information
- Item 1. Legal Proceedings.

NOTE 6 - LITIGATION AND INVESTIGATION CHARGES:

     On May 6, 1994, the Company was subpoenaed to furnish certain documents to the Department of Health and Human Services ("HHS") with respect to the Company's Medicare and Medicaid billing practices. On July 18, 1994, the Company was subpoenaed to furnish certain documents to the Department of Defense with respect to the Company's Civilian Health and Medical Program of Uniformed Services ("CHAMPUS") billing practices. The Company believes these matters relate to the investigations of such practices being conducted with respect to other laboratories. On August 28, 1995, the Company was notified that a Qui Tam action had been filed by two former employees under the False Claims Act. The Company believes the Qui Tam action and billing investigations are related. The investigations relate to billing certain panels and profiles, adding tests to recognized panels and profiles, billing for tests deemed not to be medically necessary, improper coding, billing for tests not performed, double billing and other alleged improper practices. Through the fourth quarter of 1995, as a result of the initial and continuing correspondence and discussions with government agencies relating to certain issues under investigation, the Company recorded an aggregate charge of approximately $2,250,000. The Company has produced the documents subpoenaed by the government agencies. The Company and the government agencies have discussed a proposed settlement agreement. While the actual agreement has not been finalized, the Company recorded a charge during the third quarter of 1996 of $2,000,000 based on preliminary estimates. Such amount, when aggregated with previously recorded accruals, bring the total estimated accrual to $4,250,000. However, based on the ultimate outcome of the proposed settlement agreement, additional charges may be recorded in the future. Additionally, subsequent to the finalization of an agreement, noncompliance with any terms of such an agreement could result in the acceleration of any unpaid amounts or imposition of additional payments, fines and penalties.

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

                           MERIS LABORATORIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 - CONTINGENCIES:

     The Company is involved in various other lawsuits which are described in detail under Part II - Other Information - Item 1. Legal Proceedings.


NOTE 8 - CURRENT ACCOUNTING PRONOUNCEMENTS:

         In June 1995, the American Institute of Certified Public Accountants (the "AICPA") issued the AICPA Audit and Accounting Guide for Health Care Organizations (the "Guide") to assist providers of health care services in accounting and preparation of financial statements. The provisions of the Guide are effective for financial statement periods beginning after June 15, 1996. The Company expects to adopt the provisions of the Guide effective January 1, 1997. The Company has not evaluated the financial statement impact of adopting the Guide.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

     The Company's principal objective is to be a leading provider of high-quality, low-cost clinical laboratory testing services in California. To achieve this objective, the Company has focused its efforts on (i) continuing implementation of technological improvements in its San Jose laboratory, which the Company hopes will further reduce operating costs per test and enhance levels of service, and (ii) increasing its volume of testing (accessions) through the acquisition of laboratories and customer lists as well as through internal growth. However, notwithstanding these efforts, the Company has incurred substantial losses during the first nine months of 1996 and in each of its last three fiscal years. Increases in net revenues and/or reductions in operating costs continue to be necessary for the Company to achieve profitability. The Company must experience growth in testing volume through acquisitions and/or internal growth. The Company's growth through acquisitions has been severely curtailed as a result of difficulties in securing acquisition financing and, despite its marketing efforts, accessions (volume of business) are decreasing. In addition, net revenues per test may continue to decrease and be lower than the Company's historical net revenues per test. Finally, the Company may also, from time to time, record charges relating to the write-down of intangible assets should the revenue stream related to acquisitions be below the carrying value of such intangible assets. Unless revenues can be increased and operating costs reduced, the Company may not remain financially viable.

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

     The Company's business mix has changed with a shift away from patient billing and fee-for-service. An increasing percentage of the Company's business is expected to be in managed care contracts and with third party payors where reimbursements are less than at patient prices resulting in an increasing portion of the Company's business being subject to contractual discounts. In addition, third party payor reimbursement rates have and will continue to decrease. Throughout the first nine months of 1996, certain of the HMOs previously contracted with the Company chose to utilize other laboratory service providers. Conversely, the Company was successful in obtaining additional HMO contracts. The Company believes it will continue to face increasing competition with respect to obtaining and retaining managed care contracts. To the extent that reimbursement rates continue to decrease, contractual discounts continue to increase and utilization under managed care arrangements increases (or the identifiable fee-for-service revenues decrease), net revenues per test and profitability will be adversely impacted. As stated above, if these trends continue, and the Company fails to meet its objectives in increasing the volume of accessions and/or decreasing costs, management believes the viability of the Company would be adversely impacted. Additionally, as a result of the requirement that effective January 1, 1997, the Company adopt the AICPA's Audit and Accounting Guide for Health Care Organizations, (see Note 8 of Notes to Condensed Consolidated Financial Statements), which precludes the grouping of identifiable fee-for-service revenue with capitation premiums for purpose of assessing the overall profitability under capitated arrangements, the Company may, in the future, record loss acruals for existing and/or new contracts, adversely impacting its results of operations.

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

Acquisition Program

     A major element of the Company's business strategy has been to acquire clinical laboratories and customer lists. Future acquisitions, internal sales growth and retention of existing business are necessary to achieve growth in net revenues, attain profitability in the future and to leverage the Company's technological improvements. However, as a result of difficulties in securing adequate financing and other impediments resulting from the litigation and investigations (see Part II. Other Information - Item 1. Legal Proceedings), the Company's acquisition program has been severely curtailed. Furthermore, the supply of potential acquisition candidates could be adversely affected by changes in the regulatory environment in which the Company operates.

Statement of Operations Data

     The following represents selected Statement of Operations data as a percentage of net revenues:

                                         Three Months           Nine Months
                                             Ended                 Ended
                                         September 30,          September 30,
                                       ------------------   -------------------
                                         1996      1995       1996       1995
                                       --------   -------   --------  ---------
                                                      (Unaudited)
Net revenues                            100.0%     100.0%     100.0%    100.0%
                                       --------   --------   --------  --------
Cost of services:
  Salaries, wages and benefits           36.1       34.5       33.0      31.1
  Supplies                               14.0       13.3       14.2      11.8
  Depreciation and amortization           9.4       10.7        9.1      10.6
  Other cost of services                 22.4       20.6       19.9      18.8
                                       --------  ---------   --------  --------
     Total cost of services              81.9       79.1       76.2      72.3
Selling, general and administrative      37.1       28.7       31.2      27.1
Provision for doubtful accounts          14.6        6.6       17.3      10.0
Litigation and investigation charges     30.0         -         9.9       2.2
Write-down of intangible assets           1.4         -         2.4        -
                                       --------  ---------   --------  --------
Operating loss                          (65.0)%    (14.4)%    (37.0)%   (11.6)%
                                       ========  =========   ========  ========

     Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Net Revenues. Net revenues decreased 15.3% to $8.34 million for the three months ended September 30, 1996 from $9.85 million for the same period in 1995. During the three months ended September 30, 1995, the Company recorded a charge of approximately $780,000 associated with certain overpayments received from Medicare during 1994 and 1995. Excluding the effect of the 1995 Medicare adjustment, net revenues decreased 21.5% from $10.63 million for the three months ended September 30, 1995. The decrease in net revenues reflects a 15.8% decrease in testing volume resulting partly from increased competition and decreased utilization of the Company's laboratory services by patients and clients. The general trend toward increased contractual discounts, including a reduction in the composite Medicare reimbursement rate in 1996 of approximately 4% and an increase in discounts associated with a shift to more contract payors, also contributed to the decrease in net revenues per accession.

Cost of Services. Cost of services decreased 12.3% to $6.84 million for the three months ended September 30, 1996 from $7.80 million for the same period in 1995. The decrease in cost of services, including reference laboratory fees, courier costs and operating expenses for PSCs and STAT laboratories, is attributable to the decrease in overall costs in relation to testing volume as well as the cost containment programs put in place in the latter part of 1995 through September 30, 1996. Salaries, wages and benefits decreased as a result of a 17.8% reduction in the number of employees. The decrease in supplies expense, primarily for reagents and testing consumables, is the net effect of an increase in supplies expense as a result of the Company bringing in-house approximately 17 tests throughout 1995 and 1996 offset by a decrease directly resulting from a decrease in testing volume. The decrease in depreciation and amortization expense is a result of the full depreciation of certain fixed assets and the write-down of certain intangible assets during the year ended December 31, 1995 and through the period ended June 30, 1996. Excluding the effect of the 1995 Medicare adjustment to net revenues, cost of services as a percent of net revenues increased to 81.9% for the three months ended September 30, 1996 from 73.4% for the same period during 1995.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 9.5% to $3.09 million for the three months ended September 30, 1996 from $2.83 million for the same period in 1995. The increase in selling, general and administrative expenses is the net result of a reduction in commission expense as a direct result of the modification of the Company's commission structure as well as decreased net revenues offset by an increase in facility rent, utility and property costs. Excluding the effect of the 1995 Medicare adjustment, selling, general and administrative expenses as a percentage of net revenues increased to 37.1% for the three months ended September 30, 1996 from 26.6% for the corresponding period in 1995.

     Provision for Doubtful Accounts. The provision for doubtful accounts increased 86.1% to $1.22 million for the three months ended September 30, 1996 from $653,000 for the same period in 1995. Excluding the effect of the 1995 Medicare adjustment, the provision for doubtful accounts, as a percentage of net revenues, increased to 14.6% of net revenues for the three months ended
September 30, 1996 from 6.1% of net revenues for the three months ended September 30, 1995. Of the increase in bad debt expense in the third quarter of 1996 over the same period in 1995, approximately $500,000 reflects an increase in management's estimate, resulting from modification of the estimation basis, in determining amounts which may not be ultimately collected. The increase is also attributable to the Company's efforts, commencing in early 1996, to reduce its investment in accounts receivable and increase cash flow by identifying accounts with inaccurate billing or incomplete information. The Company's initial efforts resulted in the resubmission of certain accounts to third party payors for payment and obtaining more accurate data for patient and client accounts. As a result of the resubmissions and the Company's continuing efforts in pursuing the collection of outstanding receivable balances, the Company continues to identify accounts receivable deemed to be uncollectible due to the application of payor time constraints and the Company's current limitations in financial and personnel resources to pursue collection of such accounts.

Litigation and Investigation Charges. The Company recorded litigation and investigation charges during the three months ended September 30, 1996 aggregating $2,500,000. Of the total amount, $500,000 reflects accruals for estimated professional fees and other costs to be incurred in relation to existing litigation and investigations. The estimated costs are determined based on actual costs incurred to date and management's best estimates as to amounts to be incurred in the foreseeable future. The remaining $2,000,000, when aggregated with an existing accrual of $2,250,000, represents the Company's estimate of the total potential liability related to the Department of Health and Human Services investigation. (See Note 6 of notes to Condensed Consolidated Financial Statements).

Write-Down of Intangible Assets. During the three months ended September 30, 1996, the Company recorded a write-down for the impairment of certain customer lists, covenants not-to-compete, and goodwill aggregating approximately $115,000. Recognition of such impairment is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Relating to acquired customers lists to the extent that assessing volume decreases, the Company may , in future periods, record additional write-downs of intangible assets.

Interest Expense. Interest expense increased 27.7% to $655,000 for the three months ended September 30, 1996 from $513,000 for the same period in 1995. The increase is primarily the result of increased borrowings resulting from decreased cash collections coupled with higher interest rates.

     Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Net Revenues. Net revenues decreased 14.0% to $27.73 million for the nine months ended September 30, 1996 from $32.24 million for the same period in 1995. The decrease in net revenues reflects a 12.6% decrease in testing volume resulting partly from increased competition and decreased utilization of the Company's laboratory services by patients and clients. The general trend toward increased contractual discounts, including a reduction in the composite Medicare reimbursement rates in 1996 of approximately 4% and an increase in discounts associated with a shift to more contract payors, also contributed to the decrease in net revenues per accession.

Cost of Services. Cost of services decreased 9.3% to $21.14 million for the nine months ended September 30, 1996 from $23.31 million for the same period in 1995. The decrease in cost of services, including reference laboratory fees, courier costs and operating expenses for PSCs and STAT laboratories, is attributable to the decrease in overall costs in relation to testing volume as well as the cost containment programs put in place in the latter part of 1995 through September 30, 1996. Salaries, wages and benefits decreased as a result of a 17.8% reduction in the number of employees. The increase in supplies expense, primarily for reagents and testing consumables, is the net effect of an increase in supplies expense as a result of the Company bringing in-house approximately 17 tests throughout 1995 and 1996 offset by a decrease directly resulting from a decrease in testing volume. The decrease in depreciation and amortization expense is a result of the full depreciation of certain fixed assets and the write-down of certain intangible assets during the year ended December 31, 1995 and through the period ended June 30, 1996.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 0.8% to $8.66 million for the nine months ended September 30, 1996 from $8.73 million for the same period in 1995. The decrease in selling, general and administrative expenses is the net result of a reduction in labor costs as a result of a $200,000 severance charge in the nine months ended September 30, 1995, and a reduction in commission expense as a direct result of the modification of the Company's commission structure as well as decreased net revenues offset by an increase in facility rent, utility and property costs.

Provision for Doubtful Accounts. The provision for doubtful accounts increased 48.4% to $4.79 million for the nine months ended September 30, 1996 from $3.28 million for the same period in 1995. Of the increase in bad debt expense in the third quarter of 1996 over the same period in 1995, approximately $500,000 reflects an increase in management's estimate, resulting from modification of the estimation basis, in determining amounts which may not be ultimately collected. For the nine months ended September 30, 1996, approximately $2.83 million represents estimated uncollectible accounts due to the payor's inability to pay. The remaining $1.96 million is largely attributable to the Company's efforts, commencing in early 1996, to reduce its investment in accounts receivable and increase cash flow by identifying accounts with inaccurate billing information. The Company's initial efforts resulted in the resubmission of certain accounts to third party payors for payment and obtaining more accurate data for patient and client accounts. As a result of the resubmissions and the Company's continuing efforts in pursuing the collection of outstanding receivable balances, the Company identified, and accordingly recorded a provision for, accounts receivable deemed to be uncollectible due to the application of payor time constraints and administration problems due in part to financial and personnel constraints.

Litigation and Investigation Charges. During the nine months ended September 30, 1996 and 1995, the Company recorded $750,000 and $700,000, respectively, for estimated professional fees and other costs to be incurred in relation to existing litigation and investigations. The estimated costs are determined based on actual costs incurred to date and management's best estimates as to amounts to be incurred in the foreseeable future. Also during the nine months ended September 30, 1996, the Company recorded an additional $2,000,000 which, when aggregated with an existing accrual of $2,250,000, represents the Company's estimate of the total potential liability related to the Department of Health and Human Services investigation. (See Note 6 of notes to Condensed Consolidated Financial Statements).

Write-Down of Intangible Assets. During the nine months ended September 30, 1996, the Company recorded a write-down for the impairment of certain customer lists, covenants not-to-compete, and goodwill aggregating approximately $665,000. Recognition of such impairment is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Interest Expense. Interest expense increased 19.6% to $1.82 million for the nine months ended September 30, 1996 from $1.52 million for the same period in 1995. The increase is primarily the result of increased borrowings for working capital purposes resulting from decreased cash collections coupled with higher interest rates.


Income Taxes

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The effective income tax rate for the nine months ended September 30, 1995 was lower than the federal statutory rate due primarily to less than full benefit from operating losses due to limited carryback opportunities and non-recognition of loss carryforwards due to uncertainty regarding realization.


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

     Additionally, the Company may experience further fluctuations in quarterly net revenues and results of operations, should charges relating to the write-down of intangible assets and loss accruals for capitated contracts be recognized.

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

Liquidity and Capital Resources

     The Company's primary source of short-term financing for working capital purposes has been operating cash flow and the liquidation of accounts receivable. The Company, however, is currently negotiating financing arrangements with an outside lender for additional funds which would help to alleviate short-time cash constraints.

     Net cash used in operating activities totaled $1,087,000 for the nine months ended September 30, 1996.

     As of September 30, 1996, the Company had $26,000 in cash and cash equivalents, $1.96 million in restricted cash and $8.30 million of current borrowings under the loan agreement. Management believes that cash to be generated from operations, together with existing cash balances, will not be sufficient to satisfy the Company's cash requirements for the foreseeable future. The Company's cash position may be further adversely impacted by an unfavorable outcome of any of the existing litigation and/or billing investigations. The Company will require additional financing from outside sources during 1996 to remain viable.

     Capital expenditures during the nine months ended September 30, 1996 totaled $547,000. Of the total, the Company paid an aggregate of approximately $348,000 with respect to payments made on customer lists acquired prior to January 1, 1996. In addition, the Company purchased approximately $199,000 of computer and laboratory equipment.

     The Company is currently involved in a number of lawsuits including two derivative suits, one class action suit, litigation involving its former Chairman, President, and Chief Executive Officer (the "Former Executive") and other matters. Certain of the Company's billing practices are under investigation by the U.S. Department of Health and Human Services, the Department of Defense and the Department of Justice. These investigations relate to practices of laboratories in the billing of groups of tests (i.e., panels and profiles) and billing tests that have been added to recognized panels and profiles, billing for tests deemed not to be medically necessary, billing for tests not performed, double billing and other matters. As of September 30, 1996, the Company was in discussion with the government agencies regarding a proposed settlement agreement. While an actual agreement has not been finalized, the Company has accrued to date $4.25 million of estimated potential liability. In connection with these investigations and the Company's review of its Medicare reimbursements, the Company identified certain Medicare overpayments aggregating approximately $960,000 with respect to matters that were not the subject of the original investigation. The Company paid Medicare $350,000 on December 18, 1995, and is repaying the remaining balance of the overpayment in monthly installments of $50,000 commencing January 2, 1996. Costs of continuing litigation and management participation in ongoing litigation and investigations are significant and have had a material adverse effect on the Company's operations, both financially and with respect to diversion of management's attention from operations of the Company. An unfavorable outcome in any of these lawsuits or investigations would have a material adverse effect on the Company's results of operations and cash flow. The ultimate outcome of these litigation matters and investigations is uncertain.

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

     In April 1995, the jury in a wrongful termination suit brought by a former employee (see Part II. Other Information - Item 1. Legal Proceedings) returned awards against the Company and in favor of such former employee in an amount aggregating $300,000. Subsequently, the judge consolidated certain of the awards and entered judgment for $253,000. Both parties have appealed. Unless modified or set aside on appeal, the judgement will have to be satisfied from existing cash resources, if available. Approximately $300,000 has been accrued for this matter at September 30, 1996.

     On July 27, 1995, the Company entered into an amendment of its Line of Credit agreement in which the bank agreed to issue letters of credit in an aggregate amount not to exceed (i) the lesser of the total Line of Credit or the qualifying borrowing base minus (ii) any amounts outstanding under the Line of Credit, provided that the amount of outstanding letters of credit should not in any case exceed $2.0 million. The Line of Credit agreement contained certain financial covenants including a minimum quick ratio, a maximum debt to net worth ratio, a minimum tangible net worth and profitability on a monthly basis. As of September 30, 1995, the Company was in default of the quarterly profitability covenant as well as certain other ratio covenants under the Line of Credit. In addition, the failure by the Company to make the final payment on a Promissory Note (see Part II. Other Information - Item 1. Legal Proceedings) is a default under the Line of Credit. The Company obtained a waiver from the bank of all defaults. In conjunction with obtaining such waiver, on December 8, 1995, the covenants were amended to require a minimum quick ratio, minimum tangible net worth, maximum loss for the year ended December 31, 1995, and a maximum senior liabilities to earnings before interest expense, income taxes, depreciation and amortization (EBITDA) ratio. As of December 31, 1995, the Company was in default of all financial covenants under the Line of Credit and unsecured senior subordinated Debentures. The Company obtained a waiver of such default from the holders of the Debentures effective through January 1, 1997 provided that the Company's net worth remains greater than $9 million. The Company also obtained a waiver of such default from the bank as of December 31, 1995. See Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements.

     Prior to September 20, 1996, the Company's outstanding borrowings under its line of credit arrangement (the "Line of Credit") with a bank, including unpaid interest and costs were $8.2 million (see Note 4 of Notes to Condensed Consolidated Financial Statements) which was substantially in excess of its available Line of Credit. Additionally, the Company was in default of all the financial covenants under the Line of Credit. The Line of Credit expired on April 20, 1996 and on June 4, 1996, the Company and its bank entered into an amendment to the Line of Credit Agreement (the "Amended Agreement"). Subject to the terms of the Amended Agreement and in accordance with the terms of the debenture agreement ("the Debenture Agreement") (see Note 5 of Notes to Condensed Consolidated Financial Statements), the Company is prohibited from making any further payments of accrued interest or principal on account of the convertible subordinated debentures (the "Debentures"). Such nonpayment is an event of default under the Debenture Agreement and resulted in the assessment of interest on any unpaid interest and reductions to the conversion price of the Debentures by 1% per month until the overdue amounts have been paid in full. The Amended Agreement further stated that the bank would forbear from exercising its remedies under the Line of Credit agreement until August 15, 1996, notwithstanding the Company's existing defaults. On August 14, 1996, the Company entered into a forbearance agreement with the bank which included an extension of the forbearance period to September 15, 1996.

     On September 20, 1996, the bank assigned the entire $8.2 million of the Company's borrowings to a private lender (the "Lender") under a privately negotiated transaction. The Lender acquired from the bank any and all rights, claims and causes of action under the Amended Agreement. On October 4, 1996, the Lender advanced additional operating funds to the Company and the Company issued a promissory note to the Lender in the amount of $575,000 payable on demand. The Company and the Lender are in the process of negotiating amendments to the terms of the Amended Agreement, however, under the terms of the existing Amended Agreement, the Lender may, without notice to the Company, exercise any of the remedies available to it under such agreement. There can be no assurance that such negotiation will be concluded or, if concluded, will be on terms acceptable to the Company.

     As of September 30, 1996, the Company was in default of the minimum consolidated net worth criteria under the Debenture Agreement. Additionally, compliance with the terms of the Amended Agreement with respect to nonpayment of accrued interest or principal on account of the Debentures constituted an event of default under the Debenture Agreement. The Company is attempting to obtain waivers of default from the Debenture holders. In the event that such waivers are not received, the convertible subordinated debt becomes due and payable and adjustments to the conversion price of the Debenture become effective. The Company has recognized the Debenture as a current liability as of September 30, 1996. Interest expense has been recorded and is included in accrued expenses at September 30, 1996.

     The Company currently has no material commitments for capital expenditures. The Company anticipates making expenditures to improve its financial and billing systems and facilities in the foreseeable future subject to cash availability. If financing for other than working capital and other opportunities become available, the Company also plans to continue increasing testing volume through its acquisition program (see Acquisition Program). The Company believes that in addition to internal sales efforts, acquisitions will continue to be necessary to achieve growth in net revenues and achieve operating income in the future. There can be no assurance, however, that the Company will be successful in implementing improvements to its financial and billing systems and facilities, or that, if implemented, would have a positive impact on the Company's results of operations. There can also be no assurance that the Company will effect any future acquisitions, or if effected, such acquisitions would have a positive impact on the Company's results of operations.

     The Management's Discussion and Analysis of Financial Condition and Results of Operations section above and other sections of this Quarterly Report on Form 10-Q may contain certain forward-looking statements that involve risks and
uncertainties.    Potential   risks   and   uncertainties   relating   to   such
forward-looking statements and the Company in general include, without limitation, that the Lender will demand payment of all outstanding borrowings and interest related thereto the Company's inability to generate cash from operations or to secure additional financing from outside sources sufficient to satisfy the Company's cash requirements in the foreseeable future, continued competitive pressures for clients and acquisition targets, continued decrease in reimbursement rates and increased promulgation of government regulation which negatively impact the Company's results of operations. Furthermore, there can be no assurance that the Company will be successful in decreasing costs, or that there will be an increase in the number of accessions performed, or that the Company will return to profitability. These risks and other risks are discussed in more detail in the Company's Securities and Exchange Act filings.

                           PART II. OTHER INFORMATION


Item 1.        Legal Proceedings

Settlement Agreement with Former Executive

     On October 28, 1992, the Company entered into an agreement (the "Settlement Agreement") with its former Chairman, President and Chief Executive Officer (the "Former Executive") for the purpose of resolving certain disputes between the Former Executive and the Company. The Settlement Agreement provided for the Former Executive's resignation from the Company's Board of Directors and the Company's purchase of all of the Former Executive's 1,176,440 shares of common stock of the Company. The Settlement Agreement also provided that for a ten-year period, the Former Executive will refrain from competing with the Company in certain areas or from taking certain actions, such as the purchase of any voting securities of the Company, to influence the Company's management. The Settlement Agreement also contains mutual general releases among the Former Executive, the Company and certain of the Company's officers and directors. The purchase of the Former Executive's shares and the effectiveness of the other terms of the Agreement were conditioned upon the closing price of the Company's common stock (as quoted on the Nasdaq National Market System) reaching at least $7-5/8 per share, which occurred on November 2, 1992. The transaction closed on November 3, 1992. Of the total consideration, the Company allocated $10,315,908 to the repurchase of common stock based upon an evaluation by an independent third party. A total of $2,984,000 was initially allocated to the covenant not-to-compete. During the fourth quarter of 1993, the Company wrote off the unamortized balance of the intangible asset relating to the Settlement Agreement.

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

Class Action Suit

     On February 23, 1995, two shareholders of the Company owning an alleged aggregate of 3,161 shares of the Company's common stock filed a suit in the United States District Court for the Northern District of California. The suit seeks to proceed as a class action suit and purports to be based on the Order issued by the Commission on September 26, 1994. The Company, certain current and former officers and directors and certain of its investment bankers, attorneys and independent accountants were named defendants. The complaint alleges violations of Federal and state securities laws and seeks monetary damages in an unspecified amount and equitable relief based on alleged misrepresentations contained in a registration statement and a prospectus filed with the Commission and alleged fraudulent acts and practices of the defendants. A motion to dismiss the complaint was filed by the defendants. Motions to dismiss the complaint have been granted with respect to certain claims, granted with leave to amend with respect to other claims and denied with respect to the scienter based securities laws claims against the Company and two of its officers. Plaintiffs have filed an amended complaint against the Company, four of its former and current officers and its independent accountants. A motion to dismiss the amended complaint with respect to the independent accountant has been granted, and a motion to dismiss with respect to other defendants was denied. The Company believes the amended complaint is without merit and is defending the law suit. In response to cross-motions to certify and decertify the class action, the court orally stated recently that it would certify the suit as a class action suit. No written opinion has been received from the court ordering the certification.


Investigations of Billing Practices; Qui Tam Suit

     On May 6, 1994, the Company was subpoenaed to furnish certain documents to the Department of Health and Human Services ("HHS") with respect to the Company's Medicare and Medicaid billing practices. On July 18, 1994, the Company was subpoenaed to furnish certain documents to the Department of Defense with respect to the Company's Civilian Health and Medical Program of Uniformed Services ("CHAMPUS") billing practices. The Company believes these matters relate to the investigations of such practices being conducted with respect to other laboratories. On August 28, 1995, the Company was notified that a Qui Tam action had been filed by two former employees under the False Claims Act. The Company believes the Qui Tam action and billing investigations are related. The investigations relate to billing certain panels and profiles, adding tests to recognized panels and profiles, billing for tests deemed not to be medically necessary, improper coding, billing for tests not performed, double billing and other alleged improper practices. During the fourth quarter of 1995, as a result of correspondence and discussions with government agencies relating to certain issues under investigation, the Company recorded a charge of approximately $2,000,000. The Company has produced the documents subpoenaed by the government agencies and both the Company and the government agencies have discussed a proposed settlement. While the actual agreement has not been finalized, the Company recorded a charge during the third quarter of 1996 of $2,000,000 based on preliminary estimates. Such amounts, when aggregated with previously recorded accruals, bring the total estimated accrual to $4,250,000. However, based on the ultimate outcome of the proposed settlement agreement, additional charges may be recorded in the future. Additionally, subsequent to the finalization of an agreement, noncompliance with any terms of such an agreement could result in the acceleration of any unpaid amounts or imposition of additional payments, fines and penalties.

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

Item 3.        Defaults Upon Senior Securities

     Prior to September 20, 1996, the Company's outstanding borrowings under its line of credit arrangement (the "Line of Credit") with a bank, including unpaid interest and costs were $8.2 million (see Note 4 of Notes to Condensed Consolidated Financial Statements) which was substantially in excess of its available Line of Credit. Additionally, the Company was in default of all the financial covenants under the Line of Credit. The Line of Credit expired on April 20, 1996 and on June 4, 1996, the Company and its bank entered into an amendment to the Line of Credit Agreement (the "Amended Agreement"). Subject to the terms of the Amended Agreement and in accordance with the terms of the debenture agreement ("the Debenture Agreement") (see Note 5 of Notes to Condensed Consolidated Financial Statements), the Company is prohibited from making any further payments of accrued interest or principal on account of the convertible subordinated debentures (the "Debentures"). Such nonpayment is an event of default under the Debenture Agreement and resulted in the assessment of interest on any unpaid interest and reductions to the conversion price of the Debentures by 1% per month until the overdue amounts have been paid in full. The Amended Agreement further stated that the bank would forbear from exercising its remedies under the Line of Credit agreement until August 15, 1996, notwithstanding the Company's existing defaults. On August 14, 1996, the Company entered into a forbearance agreement with the bank which included an extension of the forbearance period to September 15, 1996.

     On September 20, 1996, the bank assigned the entire $8.2 million of the Company's borrowings to a private lender (the "Lender") under a privately negotiated transaction. The Lender acquired from the bank any and all rights, claims and causes of action under the Amended Agreement. On October 4, 1996, the Lender advanced additional operating funds to the Company and the Company issued a promissory note to the Lender in the amount of $575,000 payable on demand. The Company and the Lender are in the process of negotiating amendments to the terms of the Amended Agreement, however, under the terms of the existing Amended Agreement, the Lender may, without notice to the Company, exercise any of the remedies available to it under such agreement. There can be no assurance that such negotiation will be concluded or, if concluded, will be on terms acceptable to the Company.

     As of September 30, 1996, the Company was in default of the minimum consolidated net worth criteria under the Debenture Agreement. Additionally, compliance with the terms of the Amended Agreement with respect to nonpayment of accrued interest or principal on account of the Debentures constituted an event of default under the Debenture Agreement. The Company is attempting to obtain waivers of default from the Debenture holders. In the event that such waivers are not received, the convertible subordinated debt becomes due and payable and adjustments to the conversion price of the Debenture become effective. The Company has recognized the Debenture as a current liability as of September 30, 1996. Interest expense has been recorded and is included in accrued expenses at September 30, 1996.

Item 5.        Other Information

     On October 28, 1996, the Company announced the resignation of William E. Neeley, M.D. from the position of President of Meris Laboratories, Inc. In addition, effective November 1, 1996, Dr. Neeley also resigned as a member of the Board of Directors. Henry E. Bose, most recently the Company's General Counsel, has been appointed as the acting President and Chief Executive Officer pending the hiring of a permanent replacement.

Item 6.        Exhibits and Reports on Form 8-K

     (a)  Exhibits


     Exhibit 10.1 Consulting Agreement, dated as of August 9, 1996, entered into between the Registrant and Stephen P. Monticelli

     Exhibit 10.2 Consulting Agreement, dated as of August 9, 1996, entered into between the Registrant and Henry W. Poett III

     Exhibit 10.3 Consulting Agreement, dated as of October 1, 1996, entered into between the Registrant and Henry E. Bose

     Exhibit 10.4 Letter dated October 1, 1996 to confirm the further understandings with respect to the Consulting Agreement between the Registrant and Henry E. Bose dated October 1, 1996

     Exhibit 10.5 Term Promissory Note, dated as of September 6, 1996, entered into between the Registrant and Madeleine L.L.C.

     Exhibit   11 Computation of earnings per common shares

     Exhibit   27 Financial Data Schedule


     (b)  Reports on Form 8-K

          None.

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

Date: November 14, 1996

                                  EXHIBIT INDEX



Exhibit
Number              Document
-------             --------

10.1 Consulting Agreement, dated as of August 9, 1996, entered into between the Registrant and Stephen P. Monticelli

10.2 Consulting Agreement, dated as of August 9, 1996, entered into between the Registrant and Henry W. Poett III

10.3 Consulting Agreement, dated as of October 1, 1996, entered into between the Registrant and Henry E. Bose

10.4 Letter dated October 1, 1996 to confirm the further understandings with respect to the Consulting Agreement between the Registrant and Henry E. Bose dated October 1, 1996

10.5 Term Promissory Note, dated as of September 6, 1996, entered into between the Registrant and Madeleine L.L.C.

11                Computation of earnings per common shares

27                Financial Data Schedule